Form 10KSB
period 1996-12-31
GENETIC VECTORS INC
filed 1997-03-31
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

         (MARK ONE)

      |X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

       _
      |_|     Transition report Exchange Act of 1934 (No Fee Required)

               For the transition period from _______ to _______.

                           Commission File No. 0-21739

                              GENETIC VECTORS, INC.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

Florida                                                   65-0324710
-------                                                   ----------
(State or Other Jurisdiction of Incorporation or          (I.R.S. Employer
Organization)                                              Identification No.)

2000 South Dixie Highway, Suite 100, Miami, Florida       33133
---------------------------------------------------       -----
(Address of Principal Executive Offices)                  (Zip Code)

                                 (305) 859-7800
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


        Securities registered under Section 12(b) of the Securities Act:

Title of Each Class                         Name of Exchange on which registered
-------------------                         ------------------------------------
None                                        None

        Securities registered under Section 12(g) of the Securities Act:

                          Common Stock, Par Value $.001
                          -----------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. |_|

         The issuer did not generate any revenues during its most recent fiscal year.

         The aggregate market value of the Company's voting stock held by non-affiliates as of March 20, 1997 was approximately $8,488,846 based on the average closing bid and asked prices of such stock on that date as quoted on the OTC Bulletin Board. There were 2,339,634 shares of Common Stock outstanding as of March 28, 1997.

         Documents Incorporated by Reference: See Item 13

         This Form 10-KSB consists of 47 pages. The Exhibit Index begins on page 45.

                                     PART I


Item 1.       Description of Business.
-------------------------------------

General Information
-------------------

         Genetic Vectors, Inc. (the "Company" or "Genetic Vectors") is a biotechnology company which intends to specialize in the development of diagnostic and quality control tools for the biopharmaceutical, food and fermented beverage industries. The Company was founded in 1991 by Dr. Mead McCabe (the Chairman of the Board of Directors of the Company) who invented a new nucleic acid labeling and detection technology (the "Technology"). The Technology consists of patents and patent applications originally filed in the name of or for the benefit of the University of Miami, and unpatented confidential and non-confidential know-how, which is either proprietary or in the public domain. Part of the Technology relates to a new nucleic acid and method described in University of Miami Invention Disclosure UM90-16, which invention was made under a grant from the United States Government. Additional nucleic acids and methods were described in the patents and patent applications filed in the name of or for the benefit of the University of Miami, some of which were made using University facilities. The antibody was described in University of Miami Invention Disclosure UM87-90 and its preparation is the subject of a published paper and an abandoned patent application which is not available to the public.

         The Technology is the basis for the Company's initial product line, EpiDNA. A second proposed product line, EasyID, combines the EpiDNA technology with gene probes in kits for the detection of yeasts. These kits are intended for quality control in the food and beverage industry and for identification of proprietary yeasts in the brewing and wine-making industry. Genetic Vectors anticipates that it will initiate an EpiDNA product launch in its chosen market areas during the fourth quarter of this year and intends to continue the development of the EasyID technology.

         The initial target market for the EpiDNA product line is the biopharmaceutical industry, which depends on living organisms and cells to make its primary products. Stringent United States Food and Drug Administration ("FDA") guidelines recommend that DNA contamination of biopharmaceuticals be monitored using assays capable of measuring 10 picograms of DNA in an injected dose. Biopharmaceutical companies are required to develop measures for the reduction of DNA levels in these drugs to assure that DNA has been reduced to less than 100 picograms per injected dose and to test to confirm that DNA has been reduced to acceptable levels. Genetic Vectors has developed DNA assays, under the product family EpiDNA, that it believes will provide biopharmaceutical companies with tools to measure DNA in the process stream and validate acceptable levels of DNA in the final product.

         Approximately 1,300 companies comprise the United States biotechnology industry. Over one-half of those companies manufacture human therapeutics and diagnostics. The market addressed by Genetic Vectors' EpiDNA Picogram Assay (the "Picogram Assay") includes at least 400 manufacturers of therapeutics and imaging diagnostic antibodies. Worldwide annual sales of biotechnology products were $9.3 billion in 1995, and are predicted to be $15 billion by 2003. Several biotechnology-based drugs currently are on the market or approved by the FDA.

Approximately 500 biopharmaceuticals are now undergoing the regulatory approval process, and many of these products will reach the marketplace in the next few years. As the development of therapeutic and diagnostic biopharmaceuticals proceeds and new products enter the regulatory process, Genetic Vectors believes it will be able to gain entry to the quality assurance market.

EpiDNA Technology
-----------------

         DETECTION OF NUCLEIC ACIDS. The EpiDNA technology is a broadly applicable method for labeling and detecting nucleic acids, particularly deoxyribonucleic acid ("DNA"). The importance of the ability to attach labels to nucleic acids arises from the use of nucleic acids as probes to identify, locate and isolate DNA fragments containing a single gene in a mixture of DNA fragments containing thousands of different genes. DNA labeling technology is analogous to the photographic development process. The label makes the results of esoteric DNA hybridization reactions visible to the naked eye in the same sense that developing solutions render the latent image in a photograph visible. The visual results of this process are pictures of DNA hybrids or DNA fingerprints. Nucleic acid probes are usually labeled with radioactivity so that the probe and the gene to which it is bound can be located. The use of nonradioactive labels on probes is becoming an increasingly attractive alternative because of the dangers associated with radioactivity and the expense of disposing of radioactive waste. The recent introduction of chemiluminescent detection methods for nonradioactive probes provides sensitivity equaling that of radioactive probes without the risks and expenses of radioactivity. The EpiDNA technology can be used to make these types of non-radioactive labeled nucleic acid probes.

         The EpiDNA labeling technology involves a versatile chemical procedure for attaching labels to nucleic acids. Genetic Vectors believes this process is unique in its ability to attach a variety of labels to nucleic acids, regardless of the size of the nucleic acid. The process is normally completed within a few hours, and can be accomplished in a single test tube with no loss of nucleic acid. The Company believes that scaling the reaction up to production levels (milligram and gram amounts of nucleic acids) is possible. The core EpiDNA technology is suited for the attachment of any detectable molecule (such as biotin, fluorescent or phosphorescent compounds, enzymes or chelators) to nucleic acids.

         A monoclonal antibody is used in conjunction with the Technology in the two EpiDNA products, the Picogram Assay and the Nanogram Assay (the "Nanogram Assay"). The antibody was made, in part, with funds under a federal government contract, but no federal rights survived because the patent application relating thereto was intentionally abandoned by the inventors. Control of the antibody and the producing cell line has been transferred to the Company.

         The EpiDNA technology is not restricted to the labeling of probes, but can also provide a method to accurately measure nucleic acids at very low concentrations. This characteristic of the Technology will provide the basis for nucleic acid assay kits targeted to process development and monitoring, and to quality control and research laboratories.

         THE EPIDNA PICOGRAM ASSAY. Processes for manufacturing biopharmaceuticals, such as monoclonal antibodies and recombinant proteins, result in potentially harmful contamination with DNA, the material that carries the genetic code and could carry cancer-causing oncogenes. FDA guidelines recommend that manufacturers monitor the content of DNA to assure that the level of DNA does not exceed 100 picograms per injected dose. Under FDA guidelines, each biopharmaceutical manufacturer must devise its own in-house quality control protocol to determine the purity of each product. Companies are free to adapt current technology, including commercially available assays, to this purpose. This requirement creates a niche in the biotechnology industry market into which Genetic Vectors plans to introduce the Picogram Assay kit for the measurement of DNA in biopharmaceuticals.

         The Picogram Assay combines chemical and immunochemical procedures to measure trace amounts of DNA. The assay is relatively easy to perform, measures DNA in a range of one to one hundred picograms, can detect small fragments of DNA, and is complete in about three hours. There is no requirement for the purchase of major equipment, since the assay utilizes a standard microtiter plate reader, which is routine in biopharmaceutical quality control laboratories. The assay is designed for routine application by technicians and is intended for validation of final product purity.

         The Company has identified certain modifications to the Picogram Assay that it anticipates will make this assay easier to use. The first two steps in the assay procedure require adding two reagents (a buffer and a DNA-modifying reagent). In the new protocol only the modifying reagents will be added. The Company believes that this modification will lessen the number of repetitive steps performed in the assay, thus making it easier to use. Secondly, this assay will be modified so that a single incubation temperature will be used for all steps. Previously, two temperatures were used, which required the user to dedicate two water-bath incubators to the assay. This modification will lessen the number of incubators required to perform the assay. Solutions used in subsequent steps will be reformulated to compensate for the changes made in consolidating the first two steps and the times of incubation for each step of the assay will be tested and, if needed, adjusted. The instructions for use of the Picogram Assay will be rewritten to reflect these modifications. There can be no assurance that the Company will be able to successfully accomplish these proposed modifications.

         THE EPIDNA NANOGRAM ASSAY. Genetic Vectors believes this assay has applications in research and for process monitoring during development or manufacturing. The typical production process comprises several stages, from cell culture through intermediate purification to final pure biopharmaceutical. Among the intermediate stages are points at which it would be beneficial to determine the efficiency of the purification procedures, both as a means of preventing downstream problems from contamination and for devising new processes. The Company believes that existing DNA assays are not practical to apply at these intermediate stages, either because they are too expensive or they require too much time to complete. The Picogram Assay would be too sensitive for early and intermediate process steps, where DNA levels can be expected to be in the nanogram or microgram range. The Nanogram Assay should provide a rapid means (approximately one hour) for measuring one to one hundred nanograms of DNA in a sample.

         The Nanogram Assay should also have applications in research laboratories. Molecular biologists frequently measure nucleic acid
concentrations   during  experiments.   If  DNA  levels  are  sufficient,   this
measurement is accurately performed with an ultraviolet spectrophotometer. Often, the nucleic acid is too dilute to measure by this means. Genetic Vectors believes the Nanogram Assay should provide a precise, rapid assay suited for use by technicians and scientists in the research laboratory.

         NUCLEIC ACID PROBE LABELING AND DETECTION KITS. DNA technology is rapidly expanding in the life sciences in areas that can benefit from genetic analysis or the manipulation of genetic material. Nucleic acid probes are routinely used in many of these applications to identify specific genes and separate them from all other genes. The EpiDNA labeling kits will provide the components for the preparation of DNA or ribonucleic acid ("RNA") probes for the detection of specific nucleic acids using such methods as Southern and Northern blots, colony hybridization and in situ hybridization. The Company intends to develop kits specialized for the attachment of compounds as diverse as biotin, digoxigenin, enzymes, fluorescent and chemiluminescent compounds and chelators using the labeling procedure.

EasyID Microbial Identification Technology
------------------------------------------

         Genetic Vectors is developing the EasyID technology for the rapid identification of yeasts and other microbes of commercial and research interest. EasyID technology is based on a series of small DNA chains known as DNA probes. DNA probes are used in gene detection techniques to clearly identify specific genes. DNA probes also have a common day-to-day application in the identification of microbes, usually in a health- or research-related applications. Basic EasyID kits will provide DNA probes that should allow clear identification of yeast species or strains by detecting a gene possessed solely by that species or strain. The Company intends to join its EpiDNA technology with its EasyID technology to produce labeled probes. Genetic Vectors believes that its EasyID kits should give users a rapid means for yeast identification because results should normally be obtained in about two hours. The Company believes that these assays can be refined to run in about fifteen minutes similar to other DNA probe tests. This is a major improvement over conventional culture-based identification techniques, which often take days to complete and are sometimes inaccurate.

         A commercial antibody-based test for yeast is available, but costs about $15 per test. Genetic Vectors believes that its EasyID DNA probe will allow accurate identification of yeast species and strains, at a lower cost than existing products and much more rapidly than conventional techniques.

         One market for these probes is in quality control in the manufacture of wines. Wineries depend on proprietary yeast strains for the production of a high quality product. The Company believes that wine producers are not currently able to specifically identify wine yeast strains with conventional microbiological techniques. The Company believes that its probes will provide the producers of wine with a dependable and rapid means to identify their proprietary strains and to detect contaminating yeast during the fermentation process and during storage.

         Many food and beverage manufacturers have problems with spoilage caused by yeast contamination of their products. Conventional culture-based detection methods are not well-suited to quality control in this area because of the time required for results. Genetic Vectors believes that the Technology will allow the development of a series of tests that will detect yeast strains commonly found as contaminants of foods and beverages. The Company believes these assays can be used as a sensitive and rapid quality control mechanism.

Research and Development
------------------------

         The Company spent approximately $70,873 and $98,386 on Company-sponsored research and development activities during its 1996 and 1995 fiscal years, respectively. The Company did not conduct any material customer-sponsored research and development activities during either of those fiscal years.

Marketing and Sales
-------------------

         Genetic Vectors intends to enter its various target markets in three phases. The Company will target the biopharmaceutical quality assurance market in Phase I during 1997. Since this market comprises relatively few companies, Genetic Vectors intends to use a direct sales approach. In Phase II, the Company intends to target the molecular biology research market for DNA probe labeling and DNA detection. The Phase II effort will require a more aggressive advertising campaign and the establishment of an inside and outside sales force. The Company considers Phase III a long-term marketing effort. Genetic Vectors intends to use EpiDNA and EasyID technology to fashion diagnostic tools for use in quality control and quality assurance programs in the food and beverage industry but there can be no assurance that this can be accomplished successfully or at all.

         Phase I of the Company's marketing plan will target companies in the biopharmaceutical industry and in the reference laboratories serving as quality assurance testing sites for smaller biopharmaceutical companies. The Company's marketing and sales strategy will be to establish direct contact with specific individuals within each target company or reference laboratory. Genetic Vectors believes that this direct marketing approach will allow it to sell its initial products without incurring large advertising costs or developing a sizable and expensive sales force. The Company intends to place advertising in major trade journals such as Science, Biotechniques and BioPharm to inform potential customers of the existence and potential benefits of the Picogram Assay and the Nanogram Assay. The Company intends to have representatives attend major national and international industry trade shows to gain direct access to potential customers and to establish overseas distributors to reach international customers. Genetic Vectors also intends to establish a presence on the Internet, which may be a relatively inexpensive means of presenting its product lines to a variety of potential customers. The Company currently has no sales force, and there can be no assurance that a sales force can be hired, or, if hired, that such sales force will be able to successfully sell the Company's products.

         Genetic Vectors intends to begin Phase II marketing of its Nucleic Acid Labeling and EpiDNA Nanogram Assay kits to the molecular biology research market during 1998. The Company believes the target audience in Phase II is research workers in more than 15,000 laboratories worldwide. The Company believes that this market includes potential customers who have widely differing interests and are spread over a wide geographical range. The Company believes that aggressive advertising, direct mailings and appearances at trade shows will be needed to effectively reach such a market. The Company believes that a modest sales force and technical assistance available by telephone and e-mail will be required for the exploitation of this market.

         In Phase III, the Company intends to introduce and market the products developed by its EasyID product research and development activities. This is a long-term development activity to formulate products that the Company believes will have quality assurance applications in the food and beverage industry. In Phase III, Genetic Vectors intends to develop and market kits for the identification of beneficial yeasts significant in wine and beer manufacturing and yeasts associated with food and beverage spoilage.

Regulation
----------

         The Company's operations will be subject to federal, state and local regulations to which business operations are normally subject, including occupational safety and health acts, workmens' compensation statutes, unemployment insurance, and income tax and social security related regulations. The biotechnology industry is also subject to federal, state and local regulations with regard to the construction, maintenance, containment and release of genetically engineered organisms and the manufacturing of diagnostic devices for human use. The Company currently has no plans to construct or release genetically altered organisms or to produce diagnostic devices for human use, and accordingly the Company does not anticipate that these regulations will affect it or its operations.

         The Company's operations will be subject to applicable environmental laws and regulations. The Company's operations will entail the storage and disposal of small amounts of biological and chemical hazardous wastes. The costs that the Company has incurred to date in connection with compliance with environmental laws and regulations have not been material, and the Company anticipates that such costs will not be material in the foreseeable future. There can be no assurance, however, that this will be the case. The Company does not anticipate that any capital expenditures related to compliance with environmental laws will be required in the foreseeable future.

         Diagnostic and therapeutic devices and tests that are intended for use in humans generally require direct FDA approval. Devices and tests not intended for use in humans, however, are generally not required to obtain FDA approval. The FDA can also set industry-wide required tests and approvals. All of the Company's current and proposed products are designed either for industrial quality control or for research purposes and are, therefore, not subject to FDA approval. For example, the Company's EasyID products are not subject to FDA approval because they focus on the determination of particular species of yeasts and fungi in connection with brewing industry applications. This type of determination is not subject to FDA approval.

Manufacturing
-------------

         Genetic Vectors' initial manufacturing will be conducted in its research laboratory located at the University of Miami. The Company is actively seeking suitable manufacturing and wet lab facilities in another location to house its manufacturing and research activities. Initially, the Company expects to lease approximately 10,000 square feet of space. The precise floor space may vary, contingent upon availability. The floor space should be adequate for the first eighteen months with floor space requirements increasing in year two if sales goals are met.

         Certain key components of the Company's products are currently provided by a limited number of sources, and one component is provided by a single source. Two key components of the EpiDNA Picogram Assay Kit, the "GeNuncTM" reaction modules and the "MaxisorpTM" immunomodules are manufactured by NUNC (a Danish entity), but can also be obtained from United States distributors such as Fisher Scientific, V.W.R. or Baxter Scientific. The "AmpakTM" detection system, which is also a key component of the EpiDNA Picogram Assay, is available only from DAKO Diagnostics, Ltd.

Strategy for Growth
-------------------

         Genetic Vectors intends to expand its existing business through increased marketing efforts (as outlined in "Marketing and Sales") and by expanding its product lines (as described in other sections). The Company intends to attempt to form strategic alliances with corporate partners that can provide distribution for the Company's products or research and development support for its long term research and development activities. The Company's labeling, detection and assay kits may provide an attractive means for a strategic partner to enhance its existing product lines. The Company may also seek to license or sublicense those applications of the Technology that are either outside its product focus or for which funding is inadequate.

         Additionally, the Company believes that there are favorable business acquisition opportunities that would enable it to expand its business more rapidly. Management believes that such acquisitions would enable it to achieve economies of scale, improve gross margins and increase revenues and/or market share. Generally, shareholder approval will not be required in connection with such activities.

Competition
-----------

         The biotechnology industry is subject to intense competition. The Company's competitors in the United States and internationally are numerous and include, among others, diagnostics, health care, pharmaceutical and biotechnology companies. Additionally, other companies, including large biotechnology companies, may enter the Company's business in the future. Potential competitors may be able to develop technologies that are as effective as, or more effective or easier to interpret than those offered by the Company, which would render the Company's products noncompetitive or obsolete. Moreover, many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, distribution and technological resources than the Company. Such existing and potential competitors may also enjoy substantial advantages over the Company in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise and distribution channels. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations.

         Genetic Vectors' chosen area of business lies in the labeling and detection of nucleic acids using the Technology. The Company has chosen specifically to market products that are not currently subject to regulation and that can be marketed without the requirement for obtaining or licensing any additional technology. The market which the Company intends to serve includes tests for quality control of biopharmaceutical drug production and in food and fermented beverages. In addition, the Company intends to market its products to the life science research community. These widely diverse markets result in a wide variety of competitive situations.

         DNA CONTAMINATION ASSAYS IN BIOPHARMACEUTICALS. Several companies are currently involved in making or selling trace DNA detection reagents or equipment, or performing assays. In this market there are two types of competitors: (1) instrument and reagent sellers and (2) specialty reference labs. These reference laboratories offer DNA assaying at their own facilities based on their own individually developed assays. While clearly competitors, the Company believes that these facilities also represent potential customers for its products.

         NUCLEIC ACID LABELING AND DNA DETECTION KITS. The market served by nucleic acid labeling and detection reagents is the molecular biology research market. There are at least 50 companies which are primarily identified with this market. Of these, several offer nucleic acid labeling and detection kits. In the DNA detection area, Genetic Vectors knows of several vendors that provide reagents for detecting DNA.

         Genetic Vectors believes that its products will lend themselves to low cost manufacturing of DNA labeling and detection products on a large scale basis, which should provide a pricing advantage in both of the areas described above. The Company also believes its Technology can be used to produce reagents and test kits at quality equivalent to or better than its direct competitors. There can be no assurance that this large-scale development, pricing advantage or quality level will occur.

Customers
---------

         Because the Company has not yet launched its first product, the Company has no current customers.

Employees
---------

         Genetic Vectors currently has five employees, three of which are executive officers and all of which are full-time employees. None of the Company's employees are covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

Intellectual Property Rights
----------------------------

         The Company has acquired rights to make, use and sell certain products under the patents and patent applications referred to herein pursuant to a

License Agreement dated September 7, 1990 between ProVec, Inc., ("ProVec"), a company owned by Dr. Mead McCabe, and the University of Miami and its School of Medicine, the owner of the patents and patent applications. The University of Miami acquired the rights by virtue of an employee agreement and the University Patent Policy. Parts of the invention were made using funds of the United States Government. On January 20, 1992, ProVec assigned its rights under the License Agreement to EpiDNA, Inc., a wholly owned subsidiary of the Company. EpiDNA merged into the Company on September 6, 1996.

         The license granted under the License Agreement is worldwide and exclusive (except for the rights of the Federal Government) providing the Company with the right to manufacture, use and sell products utilizing the patents and patent applications referred to herein. The Company has the obligation, at its own expense, to prosecute and maintain patents in the name of or on behalf of the University of Miami. Further, the Company is obligated to maintain product liability insurance, with the University of Miami being named as an additional insured. The License Agreement provides for payment of a maintenance fee of $500 and a running royalty of 4% of net sales of products using the Technology. The maintenance fee is creditable against royalties subsequently due in a given year. The term of the License Agreement is the life of the U.S. patent and/or its foreign counterpart patents. The License Agreement can be terminated by the University of Miami, at its discretion, for material breaches by the Company. Primary among such breaches are failure to file quarterly reports of sales, nonpayment of royalties, failure to develop and sell products based on the Technology, cessation of sales for a period of three months and bankruptcy or adjudication of insolvency. A two-month cure period is provided for correction of breaches. If the License Agreement is terminated by the University of Miami, the ownership of the patents and patent applications and all rights to develop, manufacture and sell products under the patents and patent applications will revert to the University of Miami and the Company will be unable to produce, market or sell products whose manufacture, use or sale is covered by the claims of the patents and patent applications referred to herein. Thus, the Company would suffer a material adverse effect on its business, financial condition and viability if the University of Miami terminated the License Agreement.

         On August 21, 1996, the Company and the University of Miami and its School of Medicine executed an agreement to assign the patents and patent applications referred to herein as well as rights to develop, manufacture and sell products under the patents and patent applications to the Company (the "Technology Assignment Agreement"). The Technology Assignment Agreement must be approved by the Department of Health and Human Services represented by the National Institutes of Health (the "NIH"), since the Technology was developed with funding from this federal agency. All necessary documents in support of the request for approval of the assignment were filed with the NIH on October 10, 1996.

         On March 26, 1997 the Company received notice that the NIH has denied approval of the Technology Assignment Agreement. The Company will be able to continue to develop, manufacture and sell products utilizing the patents and patent applications referred to herein under the terms of the License Agreement. The Company believes that the terms of the License Agreement will need to be amended to comply with applicable patent law relating to government funded inventions.

         Since the patents and patent applications referred to herein were made, in part, using federal funds provided by a federal agency, the NIH has a nonexclusive, nontransferable, irrevocable, paid-up worldwide license to practice the invention (35 U.S.C. 202 (c) (4)). Under this nonexclusive license, the NIH can use the Technology in federally-funded projects or it can, if provided in a treaty or agreement, sublicense the Technology to a foreign government or international organization. This nonexclusive license to the NIH did not terminate with licensing of the Technology to the Company. The NIH also has certain rights (35 U.S.C. 203) allowing it to grant licenses to third parties if it is determined that practical application of the invention is not occurring, even exclusive licenses, as well as march-in rights to meet unmet health or safety needs, to meet requirements for public use specified in federal regulations or for failure to manufacture in the United States or to obtain a waiver of such provisions. The grant of an exclusive license would cause the Company to suffer a material adverse effect on its business, financial condition and viability if the march-in rights were exercised. As described herein, the Company has already developed products based on the Technology and intends to continue the commercialization of the Technology.

         The University of Miami has applied for patent protection for part of the Technology in the United States and other countries. The University of Miami, at Company expense, is currently pursuing this patent protection, and has patent applications pending in the name of the University of Miami for the Technology in the United States and certain foreign jurisdictions. Letters Patent Number 246228 has been issued for the Technology in New Zealand and Patent Number 671970 has been issued for the Technology in Australia. The University of Miami, at Company expense, has filed a patent application under the International Patent Cooperation Treaty, followed by national stage filings in Australia, New Zealand and the European Patent Office. There is currently one

United States patent pending, and United States Patent Number 5,593,829 has been issued for the Technology. The pending United States patent application has been allowed and is expected to mature into a patent in the next six to nine months. There can be no assurance that any additional patents will be granted or that patents granted will be maintained in any jurisdiction.

Item 2.       Description of Property.
-------------------------------------

         The Company currently leases approximately 612 square feet at 2000 South Dixie Highway, Suite 100, Miami, Florida 33133, which is the site of its executive offices. This space is leased on a month-to-month basis. The Company also leases approximately 800 square feet at the University of Miami on a month-to-month basis.

         The Company is currently actively seeking suitable manufacturing and wet lab facilities for use in its manufacturing operations and research and development activities. The Company's executive offices will also be relocated to this site. The Board of Directors of the Company (the "Board of Directors") has formed a Facilities Committee which is charged with locating acceptable properties. The Company expects to lease approximately 10,000 square feet for this facility, although the actual square footage may vary depending on site availability. The Company anticipates that this space should be adequate for its needs for approximately eighteen months.

Item 3.       Legal Proceedings.
-------------------------------

         The Company is not aware of any legal proceedings involving the Company.

Item 4.       Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------------

         None.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.
----------------------------------------------------------------------

Market Information
------------------

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "GVEC." The following table shows the high and low bid prices for the Common Stock during the period from December 20, 1996 (the date of initial quotation on the OTC Bulletin Board) through March 20, 1997(1):

                             Bid Price per share(2)
                             ----------------------
                                        High                           Low
                                        ----                           ---
Fourth Quarter 1996(3)                 $16.00                        $12.00

First Quarter 1997(4)                  $13.875                        $3.00

-------------------------------

(1)  This information was obtained from the OTC Bulletin Board.

(2) The Company believes that these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(3) The Common Stock's initial quotation on the OTC Bulletin Board was on December 20, 1996.

(4)  Through March 20, 1997.

Holders of Common Stock
-----------------------

         As of March 4, 1997 there were approximately 95 holders of record of the Common Stock.

Dividends

         The Company has not paid any dividends on its Common Stock at any time. The Company is not aware of any restrictions on its ability to pay dividends on its Common Stock, but the Company's management does not anticipate paying any dividends in the foreseeable future.

Sales of Unregistered Securities
--------------------------------

         In June, 1996, the Company consummated the sale of 110,000 shares of Common Stock at a price of $5.00 per share in a private placement transaction. This transaction was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Regulation D and Rule 506 promulgated thereunder, as well as Section 4(2) of the Securities Act.

         In June, 1996 the Company granted options to James A. Joyce to purchase a total of 75,000 shares of Common Stock. In July, 1996, the Company granted options to purchase 75,000 shares of Common Stock to Richard H. Tullis in connection with his employment agreement. In August, 1996, the Company granted options to purchase 100,000 and 75,000 shares of Common Stock to Mead M. McCabe, Sr. and Mead M. McCabe, Jr., respectively, in connection with their employment agreements. The Company has also granted options to purchase 5,000 shares of Common Stock to Messrs. Mark E. Burroughs, William J. Clifford, Jr., Kurt R. Gehlsen, Jack W. Fell and Allyn L. Golub, its nonemployee directors. All of these transactions were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder. See "Executive Compensation--Employment Agreements" and "Certain Relationships and "Related Transactions--Consulting Agreement."

         In August, 1996 the Company issued (a) 41,352 shares of Common Stock to Nyer Medical in exchange for the conversion of indebtedness, and (b) 13,282 shares of Common Stock to certain officers in exchange for the conversion of accrued payroll obligations. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.


Item 6.       Management's Plan of Operation.
--------------------------------------------

         ADDITIONAL FUND RAISING ACTIVITIES IN THE NEXT EIGHTEEN MONTHS. Based solely on expenditures in the absence of significant product sales, the Company believes that the funds raised in its initial public offering (the "Offering"), which was closed on December 26, 1996, will last for approximately eighteen months. The Company anticipates, however, that limited product sales will occur in the year following the Offering. If significant product sales are realized during the first eighteen months after the Offering, the Company should not need to raise additional funds within such time period unless the Company achieves significant and unexpected rapid development of new products which require additional personnel, capital expenditures and working capital or in the event of unforeseen difficulties.

         SUMMARY OF ANTICIPATED PRODUCT RESEARCH AND DEVELOPMENT. Although the development of new products can never be fully anticipated, the Company believes that it has a feasible plan for product development during 1997 and 1998. The major components of this plan are as follows:

1997  o   Product Launch for modified EpiDNA  Picogram Assay kit

      o   Completion of EpiDNA Nanogram Assay development

      o   Development of automated production protocols for the EpiDNA Assays

      o Completion of first DNA labeling product for test marketing in the molecular biology research market

1998  o   Continued  research in  applications of Genetic  Vectors'  nucleic acid labeling technology

      o Introduction of EpiDNA Nanogram Assay kits and new DNA labeling products for use in molecular biology research laboratories

      o Research in the application of automated techniques of DNA analysis for EpiDNA

      o Initiation of EasyID DNA probe product development for quality assurance in the food and beverage industry

         SIGNIFICANT PLANT OR EQUIPMENT PURCHASES. Management anticipates the purchase of approximately $550,000 of equipment (including approximately $400,000 of research and development equipment) during 1997 and 1998. The only item whose cost will exceed $25,000 is a high performance liquid chromatograph and associated hardware which is used in the analysis and preparation of high purity chemicals for both production and research purposes.

         CHANGES IN THE NUMBER OF EMPLOYEES. As shown in the following chart, the Company anticipates hiring additional personnel during 1997 in connection with its research and development and product development plan. The Company believes that these personnel will be adequate to accomplish the tasks set forth in its plan. In 1997 the Company expects to hire primarily research and development and production personnel since it does not expect to commence sales of its initial EpiDNA product line until the fourth quarter of 1997. In 1998, additional sales and production staff are expected to be hired to meet the Company's sales goals.

Proposed Personnel Addition Plan                              1997          1998
--------------------------------                              ----          ----

Sales and Administration
Administrative Personnel .............................          1             1
Secretaries ..........................................          1             1
Director--Sales and Marketing ........................          0             1
Salespersons .........................................          0             2
Technical Info/Inside Sales ..........................          0             3
Supervisors ..........................................          1             1
Technicians ..........................................          6             5
                                                              ----         -----
Total New Employees ..................................          9            14
                                                              ====         =====
Total Employees at end of year........................         12            26
                                                              ====         =====

Item 7.       Financial Statements.
----------------------------------

                             Genetic Vectors, Inc.,
                                and Subsidiaries
                          (A Development Stage Company)


                        Consolidated Financial Statements


                     Years ended December 31, 1996 and 1995

                                         Genetic Vectors, Inc., and Subsidiaries
                                                   (A Development Stage Company)

                                      Index to Consolidated Financial Statements

===============================================================================





                                                                          Page

Report of Independent Certified Public Accountants                         17

Consolidated Balance sheet                                                 18

Consolidated Statements of Operations                                      19

Consolidated Statements of Stockholders' Equity (Deficit)                  20

Consolidated Statements of Cash Flows                                      21

Notes to Consolidated Financial Statements                                 22

                                         Genetic Vectors, Inc., and Subsidiaries
                                                   (A Development Stage Company)

                                      Index to Consolidated Financial Statements

================================================================================

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Genetic Vectors, Inc., and Subsidiaries
(A Development Stage Company)


     We have audited the accompanying consolidated balance sheet of Genetic Vectors, Inc., and Subsidiaries (a development stage company) as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996 and the cumulative period from the period January 1, 1992 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genetic Vectors, Inc., and Subsidiaries, a (a development stage company) as of December 31, 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 and the cumulative period from January 1, 1992 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.



                                                       /s/ BDO Seidman, LLP
                                                       ---------------------
                                                        BDO Seidman, LLP

Miami, Florida
February 28, 1997

                                         Genetic Vectors, Inc., and Subsidiaries
                                                   (A Development Stage Company)

                                                      Consolidated Balance Sheet

================================================================================

December 31                                                                 1996
--------------------------------------------------------------------------------

Assets

Current

   Cash                                                            $   4,745,208
--------------------------------------------------------------------------------

Total current assets                                                   4,745,208

Equipment, net (Note 2)                                                   17,245
Deferred Patent costs (Note 4)                                           155,351
--------------------------------------------------------------------------------

                                                                   $   4,917,804
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities                        $     135,527
   Note Payable (Note 5)                                                  35,000
--------------------------------------------------------------------------------

                                                                         170,527
--------------------------------------------------------------------------------

Commitments (Note 8)
--------------------------------------------------------------------------------

Stockholders' Equity (Deficit) (Note 7)
   Common Stock, $.001 par value, 10,000,000 shares authorized,
   2,339,634 shares issued and outstanding                                 2,340
   Additional paid-in capital                                          6,150,201
   Deficit accumulated during the development stage                  (1,405,264)
--------------------------------------------------------------------------------
Total stockholders' equity                                             4,747,277
--------------------------------------------------------------------------------
                                                                   $   4,917,804
--------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.



                                                                             Genetic Vectors, Inc., and Subsidiaries
                                                                                       (A Development Stage Company)

                                                                               Consolidated Statements of Operations

====================================================================================================================



                                                           Cumulative from
                                                           January 1, 1992
                                                               (inception)              For the              For the
                                                                   through           year ended           year ended
                                                              December 31,         December 31,         December 31,
                                                                      1996                 1996                 1995
--------------------------------------------------------------------------------------------------------------------

Expenses:
   Research and development                               $        747,451         $     70,873         $     98,386
   General and administrative                                      708,025              318,750              126,803
   Depreciation and amortization                                     6,935                3,811                1,477
--------------------------------------------------------------------------------------------------------------------

Total expenses                                                   1,462,411              393,434              226,666
--------------------------------------------------------------------------------------------------------------------

Other Income                                                        57,147                   --                   --
--------------------------------------------------------------------------------------------------------------------

Net loss                                                 $     (1,405,264)         $  (393,434)        $   (226,666)
--------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
outstanding (Note 1)                                                    -             1,721,860            1,692,500
--------------------------------------------------------------------------------------------------------------------

Net loss per common share                                $              -          $      (.23)        $       (.13)
--------------------------------------------------------------------------------------------------------------------
                    See accompanying notes to consolidated financial statements.



                                                                            Genetic Vectors, Inc., and Subsidiaries
                                                                                       (A Development Stage Company)

                                                          Consolidated Statements of Stockholders' Equity (Deficit)

===================================================================================================================



                                                                                              Deficit
                                                                                          Accumulated
                                                                           Additional      During the
                                                                              Paid-in     Development
                                                     Common Stock             Capital           Stage          Total
                                               Shares          Amount
--------------------------------------------------------------------------------------------------------------------

Initial  capitalization  for  cash  at      1,600,000         $ 1,600      $  (1,500)       $      --     $      100
   $0.0000625 per share (Note 7(a))

Capital contribution (Note 7(b))                   --              --         500,000              --        500,000

Net loss                                           --              --              --       (260,484)      (260,484)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                1,600,000           1,600         498,500       (260,484)        239,616

Net loss                                           --              --              --       (205,753)      (205,753)
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993                1,600,000           1,600         498,500       (466,237)         33,863

Net loss                                           --              --              --       (318,927)      (318,927)
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                1,600,000           1,600         498,500       (785,164)      (285,064)

Net loss                                           --              --              --       (226,666)      (226,666)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                1,600,000           1,600         498,500     (1,011,830)      (511,730)

Issuance of common stock for cash,  at
   $5.00 per  share,  net of  offering
   costs of 70,000 (Note 7(c))                110,000             110         479,990              --        480,100

Conversion  of $413,518  due to parent
   in  exchange  for 41,352  shares of
   common stock (Note 7(d))                    41,352              42         413,476              --        413,518

Conversion   of  $132,822  of  accrued
   payroll  and   consulting   to  the
   president   and   chairman  of  the
   Board of  13,282  shares  of common
   stock (Note 7(d))                           13,282              13         132,809              --        132,822

Issuance  of common  stock for cost at
   $10.00 per share,  net of  offering
   costs of $1,180,249 (Note 7(e))            575,000             575       4,569,176              --      4,569,751

Stock options granted for services
   (Note 8(b))                                     --              --          56,250              --         56,250

Net loss                                           --              --              --       (393,434)      (393,434)
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                2,339,634       $   2,340     $ 6,150,201    $(1,405,264)    $ 4,747,277
--------------------------------------------------------------------------------------------------------------------

                                           See accompanying notes to consolidated financial statements.



                                                                            Genetic Vectors, Inc., and Subsidiaries
                                                                                      (A Development Stage Company)

                                                                              Consolidated Statements of Cash Flows

===================================================================================================================



                                                       Cumulative from
                                                       January 1, 1992                For the                For the
                                                   (inception) through             year ended             year ended
                                                          December 31,           December 31,           December 31,
                                                                  1996                   1996                   1995
--------------------------------------------------------------------------------------------------------------------

Operating Activities:
   Net loss                                             $  (1,405,264)           $  (393,434)           $  (226,666)
   Adjustments  to  reconcile  net  loss  to net cash
     used in operating activities:
     Depreciation and amortization                               6,935                  3,811                  1,477
     Stock options granted for services                         56,250                 56,250                     --
     Decrease in accounts receivable                                --                     --                  3,312
     Decrease in other assets                                       --                     --                  5,000
     Increase  in  accounts   payable,   accrued
       liabilities,    accrued    payroll    and
       consulting fees                                         268,350                 19,913                122,868
---------------------------------------------------------------------------------------------------------------------
Total adjustments                                              331,535                 79,974                132,657
---------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                      (1,073,729)              (313,460)               (94,009)
---------------------------------------------------------------------------------------------------------------------

Investing Activities:
   Purchase of equipment                                      (24,180)               (16,794)                     --
   Deferred patent costs                                     (155,351)               (48,586)               (12,724)
--------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                        (179,531)               (65,380)               (12,724)
--------------------------------------------------------------------------------------------------------------------

Financing Activities:
   Increase due to parent                                      413,518                 39,098                105,058
   Proceeds from note payable                                   35,000                 35,000                     --
   Net proceeds from issuance of common stock                5,049,950              5,049,851                     --
   Capital contribution                                        500,000                     --                     --
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                    5,998,468              5,123,949                105,058
--------------------------------------------------------------------------------------------------------------------

Net increase in cash                                         4,745,208              4,745,109                (1,675)
Cash at beginning of period                                         --                     99                  1,774
--------------------------------------------------------------------------------------------------------------------
Cash at end of period                                     $  4,745,208           $  4,745,208     $               99
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:
   Conversion  of due to parent in exchange  for
     stock                                                $    413,518           $    413,518     $               --
   Conversion of accrued wages for stock                  $    132,822           $    132,822     $               --
   Cash paid for interest                                 $         --           $         --     $               --
   Cash paid for taxes                                    $         --           $         --     $               --
--------------------------------------------------------------------------------------------------------------------

                                                       See accompanying notes to consolidated financial statements.


                                         Genetic Vectors, Inc., and Subsidiaries
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================

1.  Summary of                  Organization and Business
    Significant                 -------------------------
    Accounting                  Genetic Vectors, Inc. (the "Company"),  formerly
    Policies                    a  subsidiary  of  Nyer  Medical  Group,  Inc.
                                ("Nyer"), was incorporated on December 28, 1991.
                                The Company  was  organized  to  supply  genetic
                                engineering  tools  and  analytical  kits to the
                                biotechnology and molecular biology markets. The
                                products are intended to allow biopharmaceutical
                                companies to test for biopharmaceutical  product
                                purity  in  compliance  with  regulatory stand-
                                ards.   The  Company  is  in   the   development
                                stage and its  operations  to date have  largely
                                consisted of the research and development of its
                                products.   The   Company   had   no   financial
                                activities  from  December  28, 1991 to December
                                31, 1991. Accordingly, January 1, 1992 has been used as the inception date of these financial statements.

                                These financial statements include the specifically identifiable expenses of the
                                Company incurred by Nyer on behalf of the Company.

                                Nyer, which owned 74.9% of the Company's common stock, distributed to its shareholders, 512,000 shares, representing 32% of the outstanding shares of the Companys common stock as of May 31, 1996.

                                Principles of Consolidation
                                ---------------------------

                                The consolidated financial statements include the accounts of Genetic Vectors, Inc., and all of its subsidiaries. All material intercompany balances and transactions have been eliminated.

                                Preparation of Financial Statements
                                -----------------------------------

                                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                Research and Development Costs
                                ------------------------------

                                Expenditures relating to the Company's product research, development and testing are expensed as incurred.

                                Equipment and Depreciation
                                --------------------------

                                Equipment is recorded at cost. Depreciation is provided over the estimated useful life of the

                                         Genetic Vectors, Inc., and Subsidiaries
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================


                                assets which range from three to five years.

                                Deferred Offering Costs
                                -----------------------

                                The costs incurred in connection with the Company's public offering and private placement of securities are deferred and offset against the proceeds in stockholders' equity (deficit).

                                Deferred Patent Costs
                                ---------------------

                                Costs incurred in relation to patent applications are capitalized as deferred patent costs. If and when a patent is issued, the related patent application costs will be transferred to the patent account and amortized over the legal life of the patent. If it is determined that a patent will not be issued, the related patent application costs will be charged to expense at the time such determination is made.

                                Income Taxes
                                ------------

                                The Company filed a consolidated income tax return with its parent through August 1996 at which time it was deconsolidated. Thereafter it will file on a separate company basis. The parent company has filed its income tax reporting consolidated losses since inception.
                                The Company uses  the   asset   and   liability
                                method of accounting for income taxes. Income taxes are computed, none since inception, as if the Company filed a separate tax return. The Company and its parent do not have a formal tax sharing arrangement.

                                Net Loss Per Common Share
                                -------------------------

                                Net loss per common share is based on the weighted average number of shares of common stock outstanding, as adjusted for the effects of the application of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No.
                                83. Pursuant to SAB No. 83, common stock issued and options to purchase common stock granted by the Company at a price less than the contemplated public offering price are treated as outstanding for all periods presented. Stock options outstanding are not included since the effects of such inclusion would be anti-dilutive.

                                Long-Lived Assets
                                -----------------

                                In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a

                                         Genetic Vectors, Inc., and Subsidiaries
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================

                                component of income from continuing operations before taxes on income. The Company has adopted SFAS No. 121 as of January 1, 1996 and its implementation did not have a material effect on the financial statements.

                                Stock Based Compensation
                                ------------------------

                                In October 1995, FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead will disclose the proforma effects of the calculation required by the statement.

2. Equipment                   The Company's equipment is summarized as follows:
                               -------------------------------------------------
                               December 31,                                1996
                               -------------------------------------------------
                               Laboratory equipment                  $    2,136
                               Office furniture                           5,250
                               Computers                                 16,794
                               -------------------------------------------------
                                                                         24,180
                               less:  accumulated depreciation           (6,935)
                               -------------------------------------------------

                                                                     $   17,245
                               -------------------------------------------------

3.  Depedence On                Certain key components of the Companys  products
    Limited Number              are  currently  provided by a limited  number of
    Of Suppliers                sources,  and one  component  is  provided  by a
                                single source.

4.  Acquired                    On August 21, 1996,  Genetic  Vectors  purchased
    Technology                  certain  rights  to  the Technology (as defined
                                herein)   pursuant  to  an  Agreement  with  the
                                University  of Miami and its School of  Medicine
                                (the "Technology Assignment Agreement"). The assignment of such rights under the Technology
                                Assignment Agreement was subject to the approval of the Department of Health and Human Services represented by the National Institute of Health
                                ("NIH") because the Technology was developed under a Federal grant from that agency. The NIH also has certain rights allowing it to grant licenses to third parties if it is determined that practical

                                         Genetic Vectors, Inc., and Subsidiaries
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================

                                application of the invention is not occurring, even exclusive licenses, as well as march-in rights to meet unmet health or safety needs to meet requirements for public use specified in federal regulations or for failure to manufacture in the United States or to obtain a waiver of such provisions. On March 26, 1997 the Company received notice that the NIH has denied approval of the Technology Assignment Agreement. The Company will be able to develop, manufacture and sell its products under the License Agreement. The Company believes that the terms of the License Agreement will need to be amended to comply with applicable patent law related to government funded inventions.

                                A patent has been issued for the technology in New Zealand, Australia and the United States, and the Company is in the process of applying for an additional patent in the United States.

5.  Note Payable                In December 1996, the Company  borrowed  $35,000
                                from Nyer, interest is payable at a rate of 6% per annum with the principal and interest due upon the completion of the Company's initial public offering of securities. The full amount of principal and interest was paid in January
                                1997.

6.  Income Taxes                At  December  31,  1996,  the  Company had a net
                                operating    loss    (NOL)   of    approximately
                                $1,134,000.   The  NOL   expires  in  the  years
                                2006-2011. In the event of a change in ownership of the Company, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the internal revenue code.

                                Realization of any portion of the approximate $427,000 deferred tax asset at December 31, 1996, resulting from the utilization of the NOL, is not likely to be realized, accordingly, a valuation allowance has been established for the full amount of such asset.

                                Net operating loss carryforward       $  427,000
                                Less:  Valuation allowance               427,000
                                Net deferred tax asset                $       --

7.  Stockholders'               a) During 1992, the Company issued 100 shares of
    Equity                         common   stock   for  $100  as  the   initial
    (Deficit)                      capitalization of the Company.  In June 1996,
                                   the Company issued a stock dividend in the form of a 15,999 for 1 stock split. The components of stockholders' equity (deficit), all shares and per share amounts have been retroactively adjusted to reflect the stock split. The Company also increased its authorized common stock to 10,000,000 shares, $.001 par value.

                                b) During 1992, the Company received $500,000 in
                                   additional capital contributions.

                                c) In June 1996,  in  connection  with a private
                                   placement, the Company issued 110,000 shares of common stock, at $5.00 per share for cash of $480,100 net of offering costs of $70,000.

                                d) In August  1996,  the Company  converted  the
                                   then  outstanding   $413,518  due  to  parent
                                   (Nyer)  in  exchange  for  41,352  shares  of
                                   common stock and the then outstanding $132,822 of accrued payroll and consulting fees to the President and Chairman of the Board in exchange for 13,822 shares of common stock. The conversion price was $10.00 per share.

                                e) In December  1996,  the Company  completed an
                                   initial public offering. The offering consisted of 575,000 shares of common stock which raised net proceeds of approximately $4,570,000 (gross proceeds of approximately $5,750,000 less underwriting discounts, commissions and other expenses of the offering totaling approximately $1,180,249).

8.  Commitments                 a) The  Company  has  acquired  rights  to a new
                                   nucleic acid labeling and detection technology (the "Technology") pursuant to a License Agreement between ProVec, Inc. and the University of Miami and its School of Medicine which was assigned to the Company on January 20, 1992. ProVec Inc., was owned by the Company's Chairman of the Board. These rights include the manufacture of products utilizing the Technology and the marketing and sale of such products. The License Agreement could expire or be terminated prior to the Company's development of products using the Technology. Such expiration or termination of the License Agreement would have a material adverse effect on the Company's business, financial condition and viability.

                                b) In  1994,   the  Company   entered   into  an
                                   agreement with an investment firm whereby the investment firm assisted the Company in obtaining $135,000 in funding through its parent. In consideration for these services, the Company will pay to the investment firm 5% of sales until five years from the date of the agreement have passed or the cumulative payments total $50,000, whichever occurs first.

                                   In addition, during June 1996, the Company entered into a consulting agreement for general  business  consulting  services.  The
                                   agreement had a term of 180 days, was extended for an additional ninety day period, and will continue on a month-to-month basis thereafter unless either party terminates the agreement. The agreement provides for a monthly fee of $5,000 and the Company granted non-plan stock options to purchase 75,000 shares of common stock at an exercise price of $5.00 per share (estimated fair value based upon the price of common stock sold in the private placement). Options to purchase 25,000 of such shares were exercisable immediately. Options to purchase 25,000 of such shares became exercisable July 24, 1996 upon the execution of the employment agreement with the Company's new Chief Executive Officer (Note 9). The remaining 25,000 of such shares became exercisable upon the closing of the Company's initial public offering (Note 9). The fair value of such options amounting to $56,250 was charged to operations during the period ended December 31, 1996.

                                c) In July 1996, the Company  entered into a one
                                   year employment agreement with its new Chief Executive Officer. The agreement provides for an initial annual base salary of $110,000 through the completion of the initial public offering of securities, and upon such completion, his salary was raised to an annual rate of $125,000 for the remainder of the year. In addition, ten year stock options were granted under the plan discussed in Note 9, to purchase 75,000 shares of common stock at 120% of the initial public offering price. Options to purchase 25,000, 25,000 and 25,000 of such shares vest immediately, six months after the completion of the initial public offering, and one year after the completion of the initial public offering, respectively.

                                d) In  August  1996,  the  Company  entered into
                                   two employment agreements with the Chairman of the Board and the President with base salaries of $125,000 and $75,000, respectively. Pursuant to the agreements, the Company granted the Chairman of the Board and the President ten year options under the plan discussed in Note 9, vesting over a three year period, exercisable during the period of employment and for up to a three year period thereafter, to purchase 100,000 and 75,000 shares of common stock, respectively, at an exercise price equal to 120% of the initial public offering price per share of common stock.

                                         Genetic Vectors, Inc., and Subsidiaries
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================

                                e) In August 1996, the Company  granted ten year
                                   options under the plan discussed in Note 9, vesting one year after the grant date, to purchase 10,000 shares of common stock at 120% of the initial public offering price to two directors of the Company (Note 9).

9.  Stock Based                 At December  31,  1996,  the Company has a fixed
    Compensation                stock option plan and non-plan options which are
                                described below. The Company applies APB Opinion
                                25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                                In August 1996, the Company adopted an Incentive Plan (the "Plan") under which 300,000 shares of common stock will be reserved for issuance upon exercise of stock based awards including, non-qualified stock options, incentive stock options, stock appreciation rights or for issuance of restricted shares of common stock or other stock-based awards. The Plan is also authorized to issue short-term cash incentive awards. The Plan will be administered by a plan administrator which may consist of either the Board or such committees, officers and/or employees of the Company as the Board may so designate. The purchase price of each share of common stock purchased upon exercise of any option granted is as follows: (i) Incentive stock options shall be equal to or greater than the fair market value of the common stock on the date of grant as required under Section 422 of the internal revenue code, (ii) Options granted to 10% holders and designated by the Plan Administrator as Incentive Stock Options shall be equal to or greater than 110% of the fair market value of the common stock on the date of grant as required under Section 422 of the internal revenue code, (iii) Non-employee director options shall be equal to or greater than the fair market value of the common stock on the date of the grant. To date, options to purchase 260,000 shares of common stock have been granted pursuant to the Plan.

                                In addition, in 1996 four year non-plan options to purchase 75,000 shares at $5.00 were granted to a consultant for general business services.

                                         Genetic Vectors, Inc., and Subsidiaries
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

================================================================================

                                FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: no dividend yield percent; expected volatility of 0.001; risk-free interest rates of 6.1%, and expected lives of 10 years for the Plan and non-plan options.

                                Under   the   accounting   provisions   of  FASB
                                Statement 123, the Company's net income and earnings per share would not have differed.

                                A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 1996, and changes during the year ending on that date is presented below:


                                                             December 31, 1996
                                                             -----------------
                                                                       Weighted-
                                                                         Average
                                                                        Exercise
                                                             Shares     Price
--------------------------------------------------------------------------------

Outstanding at beginning of year                                $    --   $   --
Granted                                                         335,000    10.43
Exercised                                                            --       --
Forfeited                                                            --       --
--------------------------------------------------------------------------------

Outstanding at end of year                                      335,000    10.43
--------------------------------------------------------------------------------

Options exercisable at year-end                                 100,000     6.75
Weighted-average fair value of options granted during the year     2.09       --
--------------------------------------------------------------------------------

                                                                            Genetic Vectors, Inc., and Subsidiaries
                                                                                      (A Development Stage Company)

                                                                         Notes to Consolidated Financial Statements

===================================================================================================================

The  following  table  summarizes  information  about  fixed  stock  options and  non-plan options  outstanding  at
 December 31, 1996:


                                       Options Outstanding                                 Options Exercisable
                     ----------------------------------------------------------------------------------------------
                                                 Weighted-
                                Number             Average          Weighted-                Number       Weighted-
                           Outstanding           Remaining            Average           Exercisable        Average
Range of Exercise                   at         Contractual           Exercise                    at       Exercise
Prices                        12/31/96                Life              Price              12/31/96          Price
------------------------------------------------------------------------------------------------------------------

$5.00-$12.00                   335,000                 9.5              10.43               100,000           6.75



Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure.
          --------------------

         None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        --------------------------------------

Directors and Executive Officers of the Company
-----------------------------------------------

         The Company's present directors and executive officers are as follows:

Name                                Age                  Position
----                                ---                  --------
Mead M. McCabe, Sr., Ph.D. .......   59      Chairman of the Board of Directors
Richard H. Tullis, Ph.D. .........   52       Chief Executive Officer; Director
Mead M. McCabe, Jr. ..............   31       President and Secretary; Director
Mark E. Burroughs ................   40                   Director
William J. Clifford, Jr. .........   46                   Director
James A. Joyce ...................   35                   Director
Kurt R. Gehlsen, Ph.D. ...........   40                   Director
Jack W. Fell, Ph.D. ..............   64                   Director
Allyn L. Golub, Ph.D. ............   56                   Director

         MEAD M. MCCABE, SR., PH.D. is the founder of the Company and the inventor of the EpiDNA technology. Dr. McCabe is the Chairman of the Board of Directors of the Company. He holds a B.S. in Zoology from Pennsylvania State University and a Ph.D. in Biology from the University of Miami. Since 1972, he has been on the faculty of the University of Miami School of Medicine, and currently is on the faculty of the Department of Microbiology and Immunology. From November 1995 to July 1996 he served as a consultant in chromatographic process development for Viragen, Inc. Dr. McCabe's research interests center on the molecular mechanisms of microbial diseases and he has taught undergraduate courses in molecular pathogenesis. Dr. McCabe served four years on the Oral Biology and Medicine Study Section at the National Institutes of Health and has consulted for the NIH on numerous other occasions since 1976. He has been awarded NIH research grants, including a recent S.B.I.R. Phase I grant. Dr. McCabe has been a director of the Company since its inception. Dr. McCabe is the father of Mead M. McCabe, Jr.

         RICHARD H. TULLIS, PH.D. is the Chief Executive Officer of the Company. Dr. Tullis has extensive management and research experience in biotechnology. In 1981, Dr. Tullis co-founded Molecular Biosystems, a company whose stock is currently traded on the New York Stock Exchange. Dr. Tullis served as a director and principal of that company until 1985 and participated in the completion of that company's initial public offering in 1984. In 1985 Dr. Tullis left that company and founded Synthetic Genetics Inc., a company specializing in manufacturing specialized chemical supplies for biotechnology research. In 1991, Synthetic Genetics was acquired by Molecular Biology Resources, a Milwaukee based biotechnical manufacturing company, where he subsequently served as Vice President and a member of the board of directors for four years. In 1996, Dr. Tullis established Syngen Research as a vehicle for his consulting and research activities. In July, 1996, Dr. Tullis joined Genetic Vectors as Chief Executive Officer and as a member of the Board of Directors. Dr. Tullis will oversee the production, sales and research activities of the Company.

         MEAD M. MCCABE, JR. will serve as President and Secretary of the Company and will be responsible for the Company's corporate development, sales and marketing. Mr. McCabe has a B.S. in International Business from Auburn University and an M.B.A. in both Finance and International Business from the University of Miami. Mr. McCabe joined Genetic Vectors in September 1993. Prior to that, Mr. McCabe was a financial consultant with Merrill Lynch for two years. Mr. McCabe is the son of Dr. McCabe. Mr. McCabe became a director of the Company on October 16, 1993.

         MARK E. BURROUGHS has served as a director of the Company since March 1995. He is currently a principal of Capital Associates, L.P., a full service real estate development, brokerage and asset management concern. He has been the Managing Partner/Broker In Charge of Diversified Holdings International, Inc., an investment and venture capital firm with primary holdings in real estate, management consulting, computer software, travel and wine making since 1984. From 1988 to 1991 Mr. Burroughs also represented Stiles Corporation/Tribune Company Joint Venture as Owner's Representative/Senior Development Manager, managing the development of the New River Center in Fort Lauderdale, Florida. He also served from 1980 to 1983 as Vice President and Project Manager of Cheezem Development Corp., a publicly held real estate development and asset management company.

         WILLIAM J. CLIFFORD, JR. has served as a director of the Company since March 1995. He has served as Vice President and General Manager of ADCO Surgical Supply, Inc., ADCO South Medical Supplies, Inc. and Nyle Home Health Supplies, Inc. since 1988, 1992 and 1990, respectively. ADCO Surgical Supply, Inc. and ADCO South Medical Supplies, Inc. are wholly owned subsidiaries of Nyer Medical Group, Inc. ("Nyer Medical"), and Nyer Medical owns 90% of the outstanding common stock of Nyle Home Health Supplies, Inc. From 1980 to 1988, Mr. Clifford was General Sales Manager of ADCO Surgical Supply, Inc. Mr. Clifford served as a director of Advanced Technology Home Care, a provider of high technology products and services to patients cared for at home, from 1988 to 1995. He has also been Vice President of Sales and a director of Nyer Medical since December 1991. He has over 23 years experience in the medical supply industry and possesses substantial experience in medical warehousing, purchasing, sales and sales management.

         JAMES A. JOYCE is the Chairman and Chief Executive Officer of James Joyce & Associates, an investment banking and management consulting company he founded in January, 1993. In addition, the "American Finance Network" a cooperative network of corporate finance executives representing NASD member investment banks throughout the U.S., was founded by Mr. Joyce and is actively managed by James Joyce & Associates. In April of 1991, Mr. Joyce was co-founder of Mission Labs, Inc., a developer of video compression software. Mr. Joyce served as Chairman and Chief Executive Officer of Mission Labs, Inc. until January of 1993 when it was acquired by an outside investment group. Prior to his tenure at Mission Labs, Inc., Mr. Joyce was President of Wall Street Advisors, Inc., and from 1987-89 served as a principal in charge of the U.S. operations of London Zurich Securities Ltd., an NASD member broker/dealer. Mr. Joyce is a graduate of the University of Maryland. Mr. Joyce became a director of the Company on August 13, 1996, as the director-designee of the underwriter who managed the Company's Offering.

         KURT R. GEHLSEN, PH.D. is currently the Vice President, Development and Chief Technical Officer of Maxim Pharmaceuticals, Inc. He also provides independent consulting services to biomedical companies, research institutions and related service providers in such areas as product development strategies, research and development and grant and patent strategies. From 1991 to 1995, Dr. Gehlsen served as Chairman of the Board of Directors, President and Chief Executive Officer of Trauma Products, Inc., a biomedical company. From 1989 to 1991, Dr. Gehlsen served as Vice President, Chief Operating Officer and Director of Molecular and Cellular Biology for the La Jolla Institute for Experimental Medicine. From 1989 to 1991, Dr. Gehlsen served as Senior Research Scientist and Director, Division of Molecular and Cellular Biology, Pharmacia Experimental Medicine Division of Pharmacia, Inc., a biopharmaceutical company. Dr. Gehlsen received a B.S. in Biology from the University of Arizona and a Ph.D. from the University of Arizona College of Medicine. He became a director of the Company on February 7, 1997.

         JACK W. FELL, PH.D. is currently a professor of Microbiology at the University of Miami's Rosenstiel School of Marine and Atmospheric Science and has served in that capacity since 1977. Dr. Fell has a B.S. in Biology from Northwestern University, an M.S. in Marine Biology from the University of Miami's Institute of Marine Science, a Ph.D. in Microbiology from the University of Miami's School of Medicine and Institute of Marine Science and a post-doctorate in Microbiology from the University of California, Davis. Dr. Fell became a director of the Company on February 7, 1997.

         ALLYN L. GOLUB, PH.D. is currently the Chairman of the Board of Directors of Guidelines, Inc., and a member of the Board of Directors of the Center for Health Technologies. He has been associated with Guidelines, Inc. since October, 1986 and the Center for Health Technologies since March, 1990. Dr. Golub was Vice President, Clinical and Technical Affairs of Key Pharmaceuticals from 1981 to 1986. Prior to serving as Vice President, Dr. Golub was Director of Research and Development of Key Pharmaceuticals from 1978 to 1981 and Clinical and Professional Coordination in 1977 and 1978. From 1986 to 1991 and from 1987 to 1990, Dr. Golub was a consultant with Shering-Plough Corp., and served as the president of the Science-Technology Alliance, respectively. Dr. Golub has a B.A. in Biology from the University of Hartford, Connecticut and an M.S. and Ph.D. in Cellular-Molecular Biology from the University of Miami. He became a director of the Company on February 7, 1997.

         Election of Directors and Executive Officers.
         --------------------------------------------

         The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. The Company's directors are elected by the shareholders of the Company and hold office until the first annual meeting of shareholders following their election or appointment and until their successors have been duly elected and qualified.

         Pursuant to an agreement with the underwriter which managed its initial public offering, the Company has agreed that this underwriter may designate one member of the Board of Directors. The underwriter has designated James A. Joyce as its designee to the Board of Directors. The underwriter's designee's service on the Board of Directors will be subject to the approval of the holders of a majority of the outstanding shares of the Company's Common Stock (the "Common Stock").

Section 16(a) Beneficial Ownership Reporting Compliance

         The following persons failed to file their initial Form 3's on a timely basis:

                                                                                   Number of
                                                                                 Transactions
                                                                 Number          that were not        Number of
                                                                 of Late         reported on a     known failures
                      Name and Title                             Reports         timely basis           to file

1.    Mead M. McCabe, Sr., and Marigrace McCabe (jointly)           1                  1                  0
2.    Richard H. Tullis                                             1                  1                  0
3.    Mead M. McCabe, Jr.                                           1                  1                  0
4.    Mark E. Burroughs                                             1                  1                  0
5.    William J. Clifford, Jr.                                      1                  1                  0
6.    James A. Joyce                                                1                  1                  0
7.    Nyer Medical Group, Inc.                                      1                  1                  0


Item 10.      Executive Compensation.
------------------------------------

Compensation of Directors
-------------------------

         Non-employee directors will receive a fee of $500 for each Board of Directors meeting attended, plus travel expenses.

         The Company's 1996 Incentive Plan (the "Incentive Plan") provides that directors who are not employees of the Company are automatically to be granted an option to purchase 5,000 shares of the Company's Common Stock in connection with their appointment to the Board of Directors. Such options will vest after one year of service on the Board of Directors. The options granted to the Company's initial non-employee directors (Mr. Burroughs, Mr. Clifford, Dr.

Gehlsen, Dr. Fell and Dr. Golub) will have an exercise price of $12.00 per share (120% of the offering price in the Company's initial public offering). Options granted in the future will be priced at no less than 100% of the Common Stock's fair market value on the date of the grant. Options granted to non-employee directors will be non-statutory options and will become exercisable after one year of service on the Board and will be exercisable for ten years from the date of the grant, except that options exercisable at the time of a director's death may be exercised for twelve months thereafter. Under the terms of the Incentive Plan, neither the Board of Directors nor any committee of the Board of Directors will have any discretion with respect to options granted to directors.

Executive Compensation
----------------------

         The following table shows all the cash compensation paid by the Company as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 1996, 1995, and 1994 to Mead M. McCabe, Sr., Ph.D., Chairman of the Company. No restricted stock awards, long-term incentive plan payouts or other types of compensation other than the compensation identified in the chart below were paid to Dr. McCabe during fiscal years 1996, 1995, and 1994. No other executive officer of the Company earned a total annual salary and bonus for any of these years in excess of $100,000. The summary compensation table which follows includes all payments to Dr. McCabe for fiscal years 1996, 1995, and 1994.


                                    Annual Compensation                    Long Term Compensation
                                    -------------------                    ----------------------

                                                                             Awards          Payouts
                                                                             ------          -------


                                                                       Restricted
                                                        Other Annual   Stock       Options/  LTIP          All Other
Name and Principal                            Bonus     Compensation   Award(s)    SARs      Payouts     Compensation
Position                 Year    Salary ($)     ($)         ($)           ($)        (#)       ($)           ($)
---------------------- --------- ------------ -------- --------------- ----------- -------- ---------- ----------------

Mead M. McCabe,  Sr.,    1996    $125,000       -0-         -0-           -0-        -0-       -0-           -0-
Ph.D.,   Chairman  of
the      Board     of
Directors
                         1995    $125,000       -0-         -0-           -0-        -0-       -0-           -0-
                         1994    $70,000(1)     -0-         -0-           -0-        -0-       -0-           -0-
----------------

(1) Dr.  McCabe's  annual salary was $70,000  through  October 16, 1994 at which time his annual salary was raised to $125,000.

                       OPTION GRANTS IN LAST FISCAL YEAR1
                               (Individual Grants)

                                                           Percent of
                                     Number of           Total Options
                                     Securities            Granted to
                                     Underlying           Employees in
            Name                  Options Granted         Fiscal Year         Exercise Price         Expiration Date
             (a)                        (b)                   (c)                   (d)                    (e)
------------------------------ ----------------------- ------------------- ---------------------- ----------------------

Mead M. McCabe, Sr.            100,000 shares of             40.0%         $12.00 per share       August 15, 2006
                               Common Stock


----------------
1    All grants are for options to purchase Common Stock. No SAR's were granted.

Employment Agreements
---------------------

         Effective August 15, 1996, the Company entered into new written employment agreements (the "Employment Agreements") with Dr. McCabe and Mr. McCabe for an initial three year period. Both individuals devote substantially all of their time to the business of the Company. Dr. McCabe's base salary is $125,000 per year and Mr. McCabe's base salary is $75,000 per year. Pursuant to a Stock Option Addendum to Dr. McCabe and Mr. McCabe's Employment Agreements, Dr. McCabe and Mr. McCabe were granted options to purchase 100,000 and 75,000 shares, respectively, of the Common Stock at $12.00 per share (120% of the per share public offering price in the Company's initial public offering). These options vest over a three year period, expire ten years after the date of the grant and are granted under and are subject to the terms and conditions of the Incentive Plan and Stock Option Addendum. The provisions of the Stock Option Addendum shall control in the event of the termination of either of these individuals' employment with the Company. The Employment Agreements provide that during the employee's period of employment and in the event of a termination for cause, for two years after termination, the employee will not participate in any business that is competitive with that of the Company in any location where the Company is doing business as of the date of termination of the employee's employment. This non-competition covenant will not apply in the event of Dr. McCabe's or Mr. McCabe's resignation.

         Effective July 24, 1996 the Company entered into an Employment Agreement with Richard H. Tullis, Ph.D. for a twelve month period. Dr. Tullis is required to devote substantially all of his working time and efforts to the business of the Company. Dr. Tullis' annual salary is $125,000. Pursuant to a Stock Option Addendum to Dr. Tullis' Employment Agreement he has been granted options to purchase 75,000 shares of the Company's Common Stock at $12.00 per share (120% of the per share public offering price in the Company's Offering). One-third of Dr. Tullis' options vested as of July 24, 1996, one-third will vest on June 26, 1997 and the remaining one-third will vest on December 26, 1997. These options expire ten years after the date of grant and are granted under and are subject to the terms and conditions of the Incentive Plan and the Stock Option Addendum. The provisions of the Stock Option Addendum shall control in the event of the termination of Dr. Tullis' employment with the Company. This Employment Agreement provides that during the period of his employment with the Company and for a period of six months thereafter Dr. Tullis shall not directly or indirectly compete with the Company or own, manage, control or participate in the ownership, management or control of or be employed or engaged or otherwise affiliated or associated with any business that is competitive with that of the Company in any location where the Company is doing business as of the date of the termination of his employment.

Incentive Plan
--------------

         Overview of the Incentive Plan
         ------------------------------

         Incentive compensation for non-employee directors, executives and other key employees of the Company will be provided under the Genetic Vectors, Inc. 1996 Incentive Plan. The purpose of the Incentive Plan is to (a) increase the proprietary and vested interest of non-employee directors of the Company in the growth and performance of the Company, (b) assist in attracting and retaining highly competent employees, (c) provide an incentive for motivating selected officers and other key employees of the Company, (d) achieve long-term corporate objectives and (e) enable cash incentive awards to qualify as performance-based for purposes of the tax deduction limitations under Section 162(m) of the Internal Revenue Code of 1986, as amended.

         The Incentive Plan is administered by the Board of Directors of the Company or such committees, officers and/or employees of the Company as the Board of Directors may so designate. Eligible participants include non-employee directors and such officers and other key employees of the Company as the plan administrator may designate from time to time. The Incentive Plan will continue in effect until terminated by its terms or, if earlier, by the Board of Directors.

         The Incentive Plan authorizes the plan administrator to grant any or all of the following types of awards: (1) stock options, including nonqualified stock options and incentive stock options, (2) stock appreciation rights, (3) restricted shares of Common Stock, (4) performance awards, (5) other stock-based awards, and (6) short-term cash incentive awards.

         Administration
         --------------

         The Incentive Plan is administered by a plan administrator which may consist of either the Board of Directors or such committees, officers and/or employees of the Company as the Board of Directors may so designate. The plan administrator has been granted exclusive and final authority under the Incentive Plan with respect to all determinations, interpretations and other actions affecting the Incentive Plan and its participants.

         Shares Subject to the Incentive Plan
         ------------------------------------

         Three hundred thousand shares of the Company's Common Stock have been initially authorized to be issued under the Incentive Plan. Such authorized shares will be appropriately adjusted to reflect adjustments (if any) to the Company's capital structure.

Indemnification of Officers and Directors
-----------------------------------------

         Pursuant to authority conferred by Florida law, the Company's By-laws provide that the Company's directors, officers, and employees be indemnified to the fullest extent permitted by Florida law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors and officers and controlling persons pursuant to the foregoing provisions, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.
----------------------------------------------------------------------------

Voting Securities and Principal Holders Thereof
-----------------------------------------------

         The following table sets forth, as of March 28, 1997, information with respect to the beneficial ownership of the Company's Common Stock by (i) persons known by the Company to beneficially own more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                      Common Stock
                                               Beneficially Owned (1), (2)

                                          --------------------------------------
Name/Address                                    Number             Percent
                                          -------------------  -----------------

Mead M. McCabe, Sr. and...............            184,322(3)         7.9%(3)
Marigrace McCabe (jointly)
12901 SW 63rd Ct.
Miami, FL 33156
                                                    1,000(3)         0.04%(3)
Mead M. McCabe, Sr. ..................
12901 SW 63rd Ct.
Miami, FL 33156

Mead M. McCabe, Jr....................            102,293(3)         4.4%(3)
2000 South Dixie Highway
Suite 100
Miami, Florida 33133

Nyer Medical Group....................            929,027(3),(4)    39.7%(3),(4)
1292 Hammond St.
Bangor, ME 04401

Richard H. Tullis.....................             25,500(5)         1.1%
2000 South Dixie Highway
Suite 100
Miami, FL 33133

James A. Joyce........................             75,000(6)         3.1%
835 5th Avenue
Suite 202
San Diego, CA 92101

All directors and officers
as a group(7)(8)(9) ..................            388,115           15.9%


---------------------------

(1) Applicable percentage of ownership is based on 2,339,634 shares of Common Stock outstanding as of March 28, 1997 together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 28, 1997 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Common Stock is the only outstanding class of equity securities of the Company.

(2)  Reflects 575,000 shares issued in the Company's initial public offering.

(3) Pursuant to a letter agreement dated March 25, 1996, Nyer Medical Group, Inc. ("Nyer Medical") agreed to vote the shares of Common Stock held by it to elect one member of the Board of Directors designated by Nyer Medical and the remaining members of the Board of Directors as designated by Dr. McCabe, Mrs. McCabe and Mr. McCabe. If, pursuant to this agreement, the beneficial ownership of the Common Stock owned by Nyer Medical is
     attributed  to  Dr.   McCabe  and  Mrs.   McCabe   (jointly),   Dr.  McCabe
     (individually) and Mr. McCabe, they would own 1,113,349, 930,027 and 1,031,320 shares of Common Stock, respectively. Their ownership percentages would be 47.6%, 39.8% and 44.1%, respectively.

(4) Includes Common Stock owned by Nyle International Corp. (115,447 shares) and Mr. Samuel Nyer (4,228 shares), which are deemed to be beneficially owned by Nyer Medical. Mr. Samuel Nyer is the only natural person who may be deemed to be the beneficial owner of the shares of the Common Stock held by Nyer Medical.

(5) Includes 25,000 shares which may be acquired pursuant to presently exercisable stock options.

(6) Includes 75,000 shares which may be acquired pursuant to presently exercisable stock options.

(7)  Nine (9) persons.

(8) Includes 100,000 shares which may be acquired upon the exercise of presently exercisable stock options.

(9)  Neither Mr. Clifford,  Mr.  Burroughs,  Dr. Gehlsen,  Dr. Fell or Dr. Golub
     (directors   of  the  Company)  own  any  Common  Stock  or  any  presently exercisable rights to acquire Common Stock.

         Nyer Medical Group, Inc., a Florida corporation ("Nyer Medical"), is a publicly held holding company with various interests in the medical products business. In addition to its investment in the Company, its interests include distribution of medical and rehabilitation supplies and equipment and distribution of fire, police and rescue supplies and equipment, all primarily in the New England area. Nyer Medical's common stock is listed and traded on the NASDAQ SmallCap Market under the symbol "NYER."

         Nyer Medical has entered into an agreement (the "Voting Agreement") dated March 25, 1996 with Mead M. McCabe, Sr., Marigrace M. McCabe and Mead M. McCabe, Jr., (collectively, the "McCabes"). This agreement provides among other things, that, for a period of five years, Nyer Medical will vote its shares of Common Stock to elect (a) one member of the Company's Board of Directors designated by Nyer Medical, and (b) all other Board of Directors nominees designated by the McCabes. The Voting Agreement will not affect Nyer Medical's rights to vote its shares of Common Stock in connection with other matters on which the Company's shareholders vote.

         Dr. McCabe is the founder of the Company and currently serves as its Chairman. Marigrace McCabe is the wife of Dr. McCabe. Mead McCabe, Jr. is the son of Dr. McCabe.

Item 12.      Certain Relationships and Related Transactions.
------------------------------------------------------------

Consulting Agreement
--------------------

         On June 19, 1996 the Company entered into a consulting agreement with Mr. James A. Joyce, who became a director of the Company on August 13, 1996. He was granted options to purchase a total of 75,000 shares of the Company's Common Stock at an exercise price of $5.00 per share, all of which are currently exercisable. These options were not issued through the Incentive Plan. Dr. Tullis was introduced to the Company by Mr. Joyce. This consulting agreement had an initial term of 180 days and was extended for an additional ninety-day period and continues thereafter on a month-to-month basis until terminated by either party upon thirty days prior written notice. Mr. Joyce's option exercise rights will continue until the fourth anniversary of the execution of such consulting agreement.

Nyer Medical Spin-off
---------------------

         Concurrently with the effective date of the Registration Statement for the Company's Offering (December 20, 1996), Nyer Medical, which owned 74.9% of the Common Stock prior to that Offering, effected a spin-off (the "Nyer Spin-off") to Nyer Medical's shareholders of 512,000 shares of the Company's Common Stock owned by Nyer Medical. The Nyer Spin-off was made to Nyer Medical shareholders of record as of May 31, 1996. The Company has been informed by Nyer Medical's counsel that these shares are freely tradable unless they are held by affiliates of the Company. As a result of the Nyer Spin-off, however, Nyle International Corp. ("Nyle") and Mr. Samuel Nyer received 115,447 and 4,228 shares of Common Stock, respectively. Since Nyle is the majority shareholder of Nyer Medical and Mr. Nyer is the chairman of Nyle, these shares of Common Stock are deemed to be beneficially owned by Nyer Medical, giving Nyer Medical current beneficial ownership of 39.7% of the Common Stock.

Conversion of Indebtedness
--------------------------

         In August, 1996, the Company issued (a) 41,352 shares of Common Stock to Nyer Medical at $10.00 per share in exchange for the conversion of indebtedness of $413,518, and (b) 11,322 shares of Common Stock to Mead M. McCabe, Sr. and Marigrace McCabe (jointly held) and 1,960 shares of Common Stock to Mead M. McCabe, Jr., both at $10.00 per share for the conversion of accrued payroll of $113,222 and $19,600, respectively.

Role of Mead M. McCabe, Sr.
--------------------------

         Dr. McCabe has been involved in the Company's operations since its inception but he did not serve as a traditional "promoter" of the Company. As a scientist, his role since the Company's inception has been focused on the technical aspects of the Technology rather than the traditional promoter's role of attempting to build the Company and promote its success. Dr. McCabe was the developer of the nucleic acid labeling and detection Technology which is the basis for the Company's products. He was the sole owner of ProVec, Inc., a company which was the original licensee of the Technology and which subsequently assigned its license rights to the Company. Though the Company was formed in 1991, he did not receive any shares of its Common Stock until 1996. At that time he received 20% of the Company's Common Stock in exchange for all of the shares of the Class B Preferred Stock of Nyer Medical owned by him and his wife. In 1996 he received an additional 11,322 shares of Common Stock in exchange for the conversion of certain indebtedness owed to him by the Company in connection with accrued payroll and expenses.

Obligations under Investors Finders Agreement
---------------------------------------------

         In June 1994 the Company and Nyer Medical entered into an Investors Finders Agreement with an investment firm pursuant to which the investment firm assisted the Company in obtaining approximately $135,000 in funding through Nyer Medical. The Agreement requires the Company to pay the investment firm 5% of its gross sales revenues until five years from the date of the Agreement have passed or the cumulative payments total $50,000, whichever comes first. This agreement has been assigned to Shamrock Partners International Inc., a firm affiliated with the underwriter who managed the Offering.

Transactions with Officers and Shareholders
-------------------------------------------

         The Company believes that all transactions entered into with its officers and shareholders have been effected on terms and conditions no less favorable to the Company than those available from unaffiliated third parties. The Company anticipates that any future transactions with such affiliated parties will be made on terms and conditions no less favorable to the Company than those available from unaffiliated third parties.

Item 13.      Exhibits, List and Reports on Form 8-K.
----------------------------------------------------

(a)  Exhibits.
     --------


 Exhibit
   No.      Description                                   Location                                        Page
 -------    -----------                                   --------                                        ----

   3.1      Articles of Incorporation of the Company,     Incorporated by reference to Exhibit No.
            as amended                                    3.1 to Registrant's Registration Statement
                                                          (the "Registration Statement") on Form
                                                          SB-2 (Registration Number 333-5530-A).

   3.2      By-laws of the Company                        Incorporated by reference to Exhibit No.
                                                          3.2 to the Registration Statement.

   4.1      Form of Common Stock certificate              Incorporated by reference to Exhibit No.
                                                          4.1 to the Registration Statement.

   4.2      Form of Underwriters' Warrant                 Incorporated by reference to Exhibit No.
                                                          4.2 to the Registration Statement.

   4.3      Form of 1996 Incentive Plan                   Incorporated by reference to Exhibit No.
                                                          4.3 to the Registration Statement.

   9.1      Letter  Agreement  dated  March  25,  1996    Incorporated by reference to Exhibit No.
            among Mead M. McCabe, Sr., Marigrace McCabe,  9.1 to the Registration Statement.
            Mead M. McCabe, Jr. and Nyer Medical Group,
            Inc.

   9.2      Letter Agreement dated July 24, 1996          Incorporated by reference to Exhibit No.
            among Mead M. McCabe, Sr.,  Marigrace McCabe, 9.2 to the Registration Statement.
            Mead M. McCabe, Jr. and Nyer Medical Group,
            Inc.

   10.1     License Agreement dated September 7, 1990     Incorporated by reference to Exhibit No.
            between the University of Miami and its       10.1 to the Registration Statement.
            School of Medicine and ProVec, Inc.

   10.2     Assignment of License Agreement dated         Incorporated by reference to Exhibit No.
            January 20, 1992 between ProVec, Inc. and     10.2 to the Registration Statement.
            EpiDNA, Inc.


   10.3     Agreement between University of Miami and     Incorporated by reference to Exhibit No.
            its School of Medicine and the Company        10.3 to the Registration Statement.
            dated August 21, 1996

   10.4     Employment Agreement dated August 15, 1996    Incorporated by reference to Exhibit No.
            between Mead M. McCabe, Sr. and the Company   10.4 to the Registration Statement.

   10.5     Stock Option Addendum to Employment           Incorporated by reference to Exhibit No.
            Agreement dated August 15, 1996 between       10.5 to the Registration Statement.
            Mead M. McCabe, Sr. And the Company

   10.6     Employment Agreement dated August 15, 1996    Incorporated by reference to Exhibit No.
            between Mead M. McCabe, Jr. and the Company   10.6 to the Registration Statement.

   10.7     Stock Option Addendum to Employment           Incorporated by reference to Exhibit No.
            Agreement dated August 15, 1996 between       10.7 to the Registration Statement.
            Mead M. McCabe, Jr. and the Company

   10.8     Employment Agreement dated July 24, 1996      Incorporated by reference to Exhibit No.
            between Richard H. Tullis and the Company     10.8 to the Registration Statement.

   10.9     Stock Option Addendum to Employment           Incorporated by reference to Exhibit No.
            Agreement dated July 24, 1996 between         10.9 to the Registration Statement.
            Richard H. Tullis and the Company

  10.10     Consulting Agreement dated June 19, 1996      Incorporated by reference to Exhibit No.
            between James A. Joyce and the Company        10.10 to the Registration Statement.

  10.11     Letter Agreement dated December 16, 1994      Incorporated by reference to Exhibit No.
            among Nyer Medical Group, Inc., Genetic       10.11 to the Registration Statement.
            Vectors, Inc., Mead M. McCabe, Sr. And Mead
            M. McCabe, Jr.

  10.12     Investors Finders Agreement dated June 9,     Incorporated by reference to Exhibit No.
            1994 among Nyer Medical Group, Inc., and      10.12 to the Registration Statement.
            the Company and Gulf American Trading
            Company

   21.      Subsidiaries of the Registrant                Attached                                        47




(b)  Reports on Form 8-K.
     -------------------

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GENETIC VECTORS, INC.


                                                 By:/s/ Mead M. McCabe, Jr.
                                                    ---------------------------
                                                    Mead M. McCabe, Jr.
                                                    President

                                                 Date: March 28, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Date                               Signature                                    Title
             ----                               ---------                                    -----

March 28, 1997                  /s/ Mead M. McCabe, Sr.
                                ----------------------------------------        Chairman of the Board of Directors
                                Mead M. McCabe, Sr., Ph.D.                      (Principal Executive Officer)

March 28, 1997                  /s/ Richard H. Tullis                           Chief Executive Officer; Director
                                ----------------------------------------
                                Richard H. Tullis, Ph.D.

March 28, 1997                  /s/ Mead M. McCabe, Jr.                         President; Director (Principal
                                ----------------------------------------        Financial Officer; Principal
                                Mead M. McCabe, Jr.                             Accounting Officer)

March 28, 1997                  /s/ Mark E. Burroughs                           Director
                                ----------------------------------------
                                Mark E. Burroughs

March 28, 1997                  /s/ William J. Clifford, Jr.                    Director
                                ----------------------------------------
                                William J. Clifford, Jr.

March 28, 1997                  /s/ James A. Joyce                              Director
                                ----------------------------------------
                                James A. Joyce

March 28, 1997                  /s/ Kurt R. Gehlsen                             Director
                                ----------------------------------------
                                Kurt R. Gehlsen, Ph.D.

March 28, 1997                  /s/ Jack W. Fell                                Director
                                ----------------------------------------
                                Jack W. Fell, Ph.D.

March 28, 1997                  /s/ Allyn L. Golub                              Director
                                ----------------------------------------
                                Allyn L. Golub, Ph.D.




                                  EXHIBIT INDEX

 Exhibit
   No.      Description                                   Location                                        Page
 -------    -----------                                   --------                                        ----

   3.1      Articles of Incorporation of the Company,     Incorporated by reference to Exhibit No.
            as amended                                    3.1 to Registrant's registration Statement
                                                          (the "Registration Statement") on Form
                                                          SB-2 (Registration Number 333-5530-A).

   3.2      By-laws of the Company                        Incorporated by reference to Exhibit No.
                                                          3.2 to the Registration Statement.

   4.1      Form of Common Stock certificate              Incorporated by reference to Exhibit No.
                                                          4.1 to the Registration Statement.

   4.2      Form of Underwriters' Warrant                 Incorporated by reference to Exhibit No.
                                                          4.2 to the Registration Statement.

   4.3      Form of 1996 Incentive Plan                   Incorporated by reference to Exhibit No.
                                                          4.3 to the Registration Statement.

   9.1      Letter  Agreement  dated  March  25,  1996    Incorporated  by reference to Exhibit No.
            among Mead M. McCabe, Sr., Marigrace McCabe,  9.1 to the Registration Statement.
            Mead M. McCabe, Jr. and Nyer Medical Group,
            Inc.

   9.2      Letter Agreement dated July 24, 1996          Incorporated by reference to Exhibit No.
            among Mead M. McCabe, Sr., Marigrace McCabe,  9.2 to the Registration Statement.
            Mead M. McCabe, Jr. and Nyer Medical Group,
            Inc.

   10.1     License Agreement dated September 7, 1990     Incorporated by reference to Exhibit No.
            between the University of Miami and its       10.1 to the Registration Statement.
            School of Medicine and ProVec, Inc.

   10.2     Assignment of License Agreement dated         Incorporated by reference to Exhibit No.
            January 20, 1992 between ProVec, Inc. and     10.2 to the Registration Statement.
            EpiDNA, Inc.

   10.3     Agreement between University of Miami and     Incorporated by reference to Exhibit No.
            its School of Medicine and the Company        10.3 to the Registration Statement.
            dated August 21, 1996

   10.4     Employment Agreement dated August 15, 1996    Incorporated by reference to Exhibit No.
            between Mead M. McCabe, Sr. and the Company   10.4 to the Registration Statement.

   10.5     Stock Option Addendum to Employment           Incorporated by reference to Exhibit No.
            Agreement dated August 15, 1996 between       10.5 to the Registration Statement.
            Mead M. McCabe, Sr. And the Company

   10.6     Employment Agreement dated August 15, 1996    Incorporated by reference to Exhibit No.
            between Mead M. McCabe, Jr. and the Company   10.6 to the Registration Statement.

   10.7     Stock Option Addendum to Employment           Incorporated by reference to Exhibit No.
            Agreement dated August 15, 1996 between       10.7 to the Registration Statement.
            Mead M. McCabe, Jr. and the Company



   10.8     Employment Agreement dated July 24, 1996      Incorporated by reference to Exhibit No.
            between Richard H. Tullis and the Company     10.8 to the Registration Statement.

   10.9     Stock Option Addendum to Employment           Incorporated by reference to Exhibit No.
            Agreement dated July 24, 1996 between         10.9 to the Registration Statement.
            Richard H. Tullis and the Company

  10.10     Consulting Agreement dated June 19, 1996      Incorporated by reference to Exhibit No.
            between James A. Joyce and the Company        10.10 to the Registration Statement.

  10.11     Letter Agreement dated December 16, 1994      Incorporated by reference to Exhibit No.
            among Nyer Medical Group, Inc., Genetic       10.11 to the Registration Statement.
            Vectors, Inc., Mead M. McCabe, Sr. And Mead
            M. McCabe, Jr.

  10.12     Investors Finders Agreement dated June 9,     Incorporated by reference to Exhibit No.
            1994 among Nyer Medical Group, Inc., and      10.12 to the Registration Statement.
            the Company and Gulf American Trading
            Company

   21.      Subsidiaries of the Registrant                Attached                                        47


