Form 10QSB
period 1997-03-31
GENETIC VECTORS INC
filed 1997-05-20
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

   (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

            For the quarterly period ended March 31, 1997

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

                    For the transition period from _______ to _______.

                           Commission File No. 0-21739

                              GENETIC VECTORS, INC.
                              ---------------------
              (Exact Name of Small Business Issuer in Its Charter)

               Florida                                     65-0324710
---------------------------------------------           -------------------
(State or Other Jurisdiction of Incorporation           (I.R.S. Employer
 or Organization)                                       Identification No.)

2000 South Dixie Highway, Suite 100, Miami, Florida                33133
---------------------------------------------------                -----
(Address of Principal Executive Offices)                         (Zip Code)

                                 (305) 859-7800
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  There were 2,339,634 shares of Common Stock outstanding as of May 20, 1997.

  Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.
-------       ---------------------


                                                     GENETIC VECTORS, INC., AND SUBSIDIARIES
                                                               (A DEVELOPMENT STAGE COMPANY)

                                                                  CONSOLIDATED BALANCE SHEET
                                                                                 (UNAUDITED)
============================================================================================

March 31                                                                  1997        1996
--------------------------------------------------------------------------------------------
ASSETS
CURRENT

  Cash and Cash Equivalents                                        $  4,255,674  $ 4,745,208
  Accrued Interest Receivable                                            16,327           --
--------------------------------------------------------------------------------------------

Total current assets                                                  4,272,001    4,745,208

Equipment, net                                                           55,768       17,245
Deferred Patent costs                                                   215,351      155,351
--------------------------------------------------------------------------------------------
                                                                   $  4,543,120  $ 4,917,804

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued liabilities                         $    162,113  $   135,527
  Note payable                                                                        35,000
                                                                        162,113      170,527

STOCKHOLDERS' EQUITY (DEFICIT)

  Common Stock, $.001 par value, 10,000,000 shares authorized,
  2,339,634 shares issued and outstanding                                 2,340        2,340
  Additional paid-in capital                                          6,150,201    6,150,201
  Deficit accumulated during the development stage                  (1,771,534)   (1,405,264)
--------------------------------------------------------------------------------------------

Total stockholders' equity                                            4,381,007    4,747,277
--------------------------------------------------------------------------------------------
                                                                   $  4,543,120  $ 4,917,804
============================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                         GENETIC VECTORS, INC., AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================



                                   Cumulative from
                                   January 1, 1992
                                       (inception)        For the       For the
                                           through  quarter ended  quarter ended
                                         March 31,      March 31,      March 31,
                                             1997           1997           1996
--------------------------------------------------------------------------------

EXPENSES:
  Research and development            $     863,405   $   115,954    $       --
  General and administrative                975,053       267,028         2,112
  Depreciation and amortization               8,773         1,838           369

Total expenses                            1,847,231       384,820         2,481

OTHER INCOME                                 75,697        18,550            --

Net loss                              $  (1,771,534)  $  (366,270)   $   (2,481)


Weighted  average  number  of common
shares outstanding                                -     2,322,134     1,600,000

Net loss per common share             $           -   $      (.16)   $       --
================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                                       GENETIC VECTORS, INC., AND SUBSIDIARIES
                                                                 (A DEVELOPMENT STAGE COMPANY)

                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   (UNAUDITED)
==============================================================================================

                                             Cumulative from
                                             January 1, 1992           For the         For the
                                         (inception) through     quarter ended   quarter ended
                                                   March 31,         March 31,       March 31,
                                                        1997              1997            1996
----------------------------------------------------------------------------------------------


OPERATING ACTIVITIES:
  Net loss                                    $  (1,771,534)    $  (366,270)     $    (2,481)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                      8,773           1,838              369
   Stock options granted for services                56,250              --               --
   Increase in accounts payable, accrued
     liabilities, accrued payroll and
     consulting fees                                294,936          26,586          (45,167)
----------------------------------------------------------------------------------------------

Total adjustments                                  (359,959)         28,424          (44,798)
----------------------------------------------------------------------------------------------
Net cash used by operating activities            (1,411,575)       (337,846)         (47,279)
----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchase of equipment                             (64,541)        (40,361)              --
  Deferred patent costs                            (215,351)        (60,000)              --
----------------------------------------------------------------------------------------------

Net cash used in investing activities              (279,892)       (100,361)              --
----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase (decrease) due to parent                 413,518              --           37,279
  Payment of note payable                                 0         (35,000)              --
  Proceeds from note payable                                                          10,000
  Net proceeds from issuance of
   common stock                                   5,049,950              --               --
   Capital contribution                             500,000              --               --
----------------------------------------------------------------------------------------------

Net cash provided by financing activities         5,963,468          (35,000)        47,279
----------------------------------------------------------------------------------------------

Net increase (decrease) in cash                   4,272,001         (473,207)            --
Cash at beginning of period                              --        4,745,208             99
----------------------------------------------------------------------------------------------

Cash at end of period                          $  4,272,001     $  4,272,001      $      99
==============================================================================================

SUPPLEMENTAL DISCLOSURES:
  Conversion of due to parent in
   exchange for stock                          $    413,518     $         --             --
  Conversion of accrued wages
   for stock                                   $    132,822     $         --             --
  Cash paid for interest                       $         --     $         --             --
  Cash paid for taxes                          $         --     $         --             --
==============================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                         GENETIC VECTORS, INC., AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
================================================================================

1.  CONSOLIDATED       In  the  opinion  of  the  Company,   the   accompanying
    FINANCIAL          unaudited  financial  statements include all adjustments
    STATEMENTS.        (consisting only of normal recurring accruals) which are
                       necessary for a fair presentation of the results for the
                       periods  presented.  Certain  information  and  footnote
                       disclosures   normally   included   in   the   financial
                       statements   prepared  in  accordance   with   generally
                       accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.       MANAGEMENT'S PLAN OF OPERATION.
-------       -------------------------------

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Quarterly Report contains forward-looking statements, including statements regarding, among other things, (a) the Company's growth strategies, (b) anticipated trends in the Company's industry and (c) the Company's future financing plans. In addition, when used in this Quarterly Report, the words "believes," "anticipates" and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

         ADDITIONAL FUND RAISING ACTIVITIES. Based solely on expenditures in the absence of significant product sales, the Company believes that the funds raised in its initial public offering (the "Offering"), which was closed on December 26, 1996, will last for approximately eighteen months after the date of the Offering. The Company anticipates, however, that limited product sales will occur in the year following the Offering. If significant product sales are realized during the first eighteen months after the Offering, the Company should not need to raise additional funds within such time period unless the Company achieves significant and unexpected rapid development of new products which require additional personnel, capital expenditures and working capital or in the event of unforeseen difficulties.

         SUMMARY OF ANTICIPATED PRODUCT RESEARCH AND DEVELOPMENT. Although the development of new products can never be fully anticipated, the Company believes that it has a feasible plan for product development during 1997 and 1998. The major components of this plan are as follows:

1997                .    Product launch for modified  EpiDNA  Picogram Assay kit
                         (Approximately nine months after the Offering)

                    .    Completion of EpiDNA Nanogram Assay development

                    . Development of automated production protocols for the EpiDNA Assays

                    . Completion of first DNA labeling product for test marketing in the molecular biology research market

1998                .    Continued  research in applications of Genetic Vectors'
                         nucleic acid labeling technology

                    . Introduction of EpiDNA Nanogram Assay kits and new DNA labeling products for use in molecular biology research laboratories

                    . Research in the application of automated techniques of DNA analysis for EpiDNA

                    . Initiation of EasyID DNA probe product development for quality assurance in the food and beverage industry

         SIGNIFICANT PLANT OR EQUIPMENT PURCHASES. Management anticipates the purchase of approximately $550,000 of equipment (including approximately $400,000 of research and development equipment) during 1997 and 1998. The only items whose cost will exceed $25,000 are a high performance liquid chromatograph and associated hardware (which is used in the analysis and preparation of high purity chemicals for both production and research purposes), an autoclave and a telephone system.

         CHANGES IN THE NUMBER OF EMPLOYEES. The Company has hired a Director of Manufacturing and a technician in connection with the development of its manufacturing processes and product development. The Company currently has eight employees. As shown in the following chart, the Company anticipates hiring additional personnel during 1997 in connection with its research and development and product development plan. The Company believes that these personnel will be adequate to accomplish the tasks set forth in its plan. In 1997 the Company expects to hire primarily research and development and production personnel since it does not expect to commence sales of its initial EpiDNA product line until the fourth quarter of 1997. In 1998, additional sales and production staff are expected to be hired to meet the Company's sales goals.

Proposed Personnel Addition Plan                            1997           1998
--------------------------------                            ----           ----

Sales and Administration
Administrative Personnel ........................             3              0
Secretaries .....................................             1              0
Director--Sales and Marketing ...................             0              1
Salespersons ....................................             2              1
Technical Info/Inside Sales .....................             0              1
Supervisors .....................................             0              1
Technicians .....................................             4              2
Scientists ......................................             1              2
Clerical ........................................             2              4
                                                            ----           ---
Total Proposed New Employees ....................            13             12
                                                            ====           ===
Total Employees at end of year...................            21             33
                                                            ====           ===

                                     PART II


                                OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
-------       ---------------------------------

(a)      EXHIBITS.

 Exhibit
   No.      Description                                   Location                                        Page
   ---      -----------                                   --------                                        ----
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

  10.10     Consulting Agreement dated June 19, 1996      Incorporated by reference to Exhibit No.
            between James A. Joyce and the Company        10.10 to the Registration Statement.
  10.11     Letter Agreement dated December 16, 1994      Incorporated by reference to Exhibit No.
            among Nyer Medical Group, Inc., the           10.11 to the Registration Statement.
            Company, Mead M. McCabe, Sr. And Mead M.
            McCabe, Jr.




 Exhibit
   No.      Description                                   Location                                        Page
   ---      -----------                                   --------                                        ----

  10.12     Investors Finders Agreement dated             Incorporated by reference to Exhibit No.
            June 9, 1994 among Nyer Medical Group,        10.12 to the Registration Statement.
            Inc., and the Company and Gulf American
            Trading Company

   11.      Statement re:  computation of earnings        Not applicable

   15.      Letter on unaudited financial information     Not applicable

   18.      Letter on change in accounting principles     Not applicable

   19.      Reports furnished to Security holders         Not applicable

   22.      Published Report regarding matters            Not applicable
            submitted to Vote

   23.      Consents of experts and counsel               Not applicable

   24.      Power of Attorney                             Not applicable

   27.      Financial Data Schedule                       Provided herewith

(b)      REPORTS ON FORM 8-K.

         None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 1997              GENETIC VECTORS, INC.


                                By:  /s/ Mead M. McCabe, Jr.
                                     -----------------------------------------
                                     Mead M. McCabe, Jr.
                                     President and Principal Financial Officer

                                  EXHIBIT INDEX

 Exhibit
   No.      Description                                   Location                                        Page
   ---      -----------                                   --------                                        ----

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

  10.11     Letter Agreement dated December 16, 1994      Incorporated by reference to Exhibit No.
            among Nyer Medical Group, Inc., the           10.11 to the Registration Statement.
            Company, Mead M. McCabe, Sr. And Mead M.
            McCabe, Jr.

  10.12     Investors Finders Agreement dated             Incorporated by reference to Exhibit No.
            June 9, 1994 among Nyer Medical Group,        10.12 to the Registration Statement.
            Inc., and the Company and Gulf American
            Trading Company

   11.      Statement re:  computation of earnings        Not applicable

   15.      Letter on unaudited financial information     Not applicable

   18.      Letter on change in accounting principles     Not applicable

   19.      Reports furnished to Security holders         Not applicable

   22.      Published Report regarding matters            Not applicable
            submitted to Vote
   23.      Consents of experts and counsel               Not applicable

   24.      Power of Attorney                             Not applicable

   27.      Financial Data Schedule                       Provided herewith

