Form 10KSB/A
period 1996-12-31
GENETIC VECTORS INC
filed 1997-05-29
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               FORM 10-KSB/A NO. 1

         (MARK ONE)

      |X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

       _
      |_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

         This Form 10-KSB/A  consists of 7 pages.    The Exhibit Index begins on
page 5.

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

   21.      Subsidiaries of the Registrant                Incorporated by reference to Exhibit No.
                                                          21 to the Registrant's Annual Report on
                                                          Form 10-KSB for the fiscal year ended
                                                          December 31, 1996 (File No. 0-21739).

    27.     Financial Data Schedule                       Attached.                                        7


(b)  Reports on Form 8-K.
     -------------------

         None.

                                   SIGNATURES
                                   ----------




          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GENETIC VECTORS, INC.


                                   By: /s/ Mead M. McCabe, Jr.
                                       ------------------------
                                       Mead M. McCabe, Jr.
                                       President


Date:  May 29, 1997

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


   21.      Subsidiaries of the Registrant                Incorporated by reference to Exhibit No.
                                                          21 to the Registrant's Annual Report on
                                                          Form 10-KSB for the fiscal year ended
                                                          December 31, 1996 (File No. 0-21739).

   27.      Financial Data Schedule                       Attached.                                        7