Form 10QSB
period 1997-06-30
GENETIC VECTORS INC
filed 1997-08-14
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

         (MARK ONE)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

                  For the quarterly period ended June 30, 1997

     |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from _______ to _______.

                           Commission File No. 0-21739

                              GENETIC VECTORS, INC.
                              ---------------------
              (Exact Name of Small Business Issuer in Its Charter)

Florida                                          65-0324710
-------                                          ----------
(State or Other Jurisdiction of Incorporation   (I.R.S. Employer Identification
or Organization)                                 No.)
5201 N.W. 77 Avenue, Suite 100, Miami, Florida   33166
----------------------------------------------   -----
(Address of Principal Executive Offices)         (Zip Code)

                                 (305) 716-0000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  There were 2,339,634 shares of Common Stock outstanding as of August 12, 1997.

  Transitional  Small Business  Disclosure Format (check one): Yes |_| No |X|

                                         Genetic Vectors, Inc., and Subsidiaries
                                                   (A Development Stage Company)

                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                     PART I


                              FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements.
-----------------------------------------------

                                                                      Page
                                                                      ----
Consolidated Balance Sheet                                            3
Consolidated Statements of Operations                                 4
Consolidated Statements of Cash Flows                                 5
Notes to Consolidated Financial Statements                            6

                                         Genetic Vectors, Inc., and Subsidiaries
                                                   (A Development Stage Company)

                                          Consolidated Balance Sheet (Unaudited)

--------------------------------------------------------------------------------

June 30                                                                     1997
--------------------------------------------------------------------------------

Assets

Current
   Cash & Cash Equivalent                                           $ 1,839,485
   Accrued Interest                                                      29,057
--------------------------------------------------------------------------------
Total current assets                                                  1,868,542

Certificates of Deposit                                               1,758,974
Net Fixed Assets                                                        155,837
Other Assets                                                             37,999
Deferred Patent Costs                                                   161,938
--------------------------------------------------------------------------------
                                                                    $ 3,983,290
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued liabilities                         $   189,018
--------------------------------------------------------------------------------

                                                                        189,018
--------------------------------------------------------------------------------

Stockholders' Equity
   Common Stock, $.001 par value, 10,000,000 shares authorized,
     2,339,634 shares issued and outstanding                              2,340
   Additional paid-in capital                                         6,150,201
   Deficit accumulated during the development stage                  (2,358,269)
--------------------------------------------------------------------------------

Total stockholders' equity                                            3,794,272
--------------------------------------------------------------------------------

                                                                    $ 3,983,290
--------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.



                                                                             Genetic Vectors, Inc., and Subsidiaries
                                                                                       (A Development Stage Company)

                                                                    Consolidated Statement of Operations (Unaudited)

--------------------------------------------------------------------------------------------------------------------

                                            Cumulative
                                                  from
                                            January 1,        For the       For the
                                                  1992          three         three     For the six      For the six
                                           (inception)         months        months          months           months
                                               through          ended         ended           ended            ended
                                              June 30,       June 30,      June 30,         June 30,        June 30,
                                                  1997          1997          1996             1997             1996
--------------------------------------------------------------------------------------------------------------------

Expenses:
   Research and development             $    1,039,132  $     175,727   $        --     $   291,681      $        --
   General and administrative                1,418,401        443,348        28,651         710,376           30,763
   Depreciation and amortization                12,330          3,557           370           5,395              739
--------------------------------------------------------------------------------------------------------------------

Total expenses                               2,469,863        622,632        29,021       1,007,452           31,502

Other Income                                   111,594         35,897            --          54,447               --
--------------------------------------------------------------------------------------------------------------------

Net loss                                $   (2,358,269)  $   (586,735)  $   (29,021)    $  (953,005)  $      (31,502)
--------------------------------------------------------------------------------------------------------------------

Weighted average number of common
shares outstanding                                  --      2,339,634     1,692,500       2,339,634        1,692,500
--------------------------------------------------------------------------------------------------------------------

Net loss per common share               $           --  $        (.25)  $      (.02)   $       (.41)  $         (.02)
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




                                                                            Genetic Vectors, Inc., and Subsidiaries
                                                                                       (A Development Stage Company)

                                                                   Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------------------------------------------

                                                       Cumulative from
                                                       January 1, 1992                For the                For the
                                                   (inception) through       six months ended       six months ended
                                                              June 30,               June 30,               June 30,
                                                                  1997                   1997                   1996
--------------------------------------------------------------------------------------------------------------------

Operating Activities:
   Net loss                                             $  (2,358,269)           $  (953,005)            $  (31,502)
   Adjustments  to  reconcile  net  loss  to net
     cash used in operating activities:
     Depreciation and amortization                              11,890                  4,955                    739
     Stock options granted for services                         56,250                     --                     --
     Increase in interest  receivable  and other              (67,056)               (67,056)                     --
       assets
     Increase  in  accounts   payable,   accrued
       liabilities,    accrued    payroll    and
       consulting fees                                         321,840                 53,491                (9,068)
--------------------------------------------------------------------------------------------------------------------

Total adjustments                                              322,924                (8,610)                (8,329)
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                      (2,035,345)              (961,615)               (39,831)
-------------------------------------------------------------------------------------------------------------------

Investing Activities:
   Purchase of equipment                                     (167,727)              (143,547)                    --
   Deferred patent costs                                     (161,938)                (6,587)
   Purchase of Certificates of Deposit                     (1,758,974)            (1,758,974)                    --
-------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                      (2,088,639)            (1,909,108)                    --
-------------------------------------------------------------------------------------------------------------------

Financing Activities:
   Increase (decrease) due to parent                           413,518                     --                 39,099
   Payment of note payable                                          --               (35,000)
   Net proceeds from issuance of common stock
                                                             5,049,951                     --                185,100
   Capital contribution                                        500,000                     --                     --
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                    5,963,469               (35,000)                224,199
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                              1,839,485            (2,905,723)                184,368
Cash at beginning of period                                          0              4,745,208                     99
--------------------------------------------------------------------------------------------------------------------

Cash at end of period                                   $    1,839,485           $  1,839,485            $   184,467
--------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:
   Conversion of due to parent in
     exchange for stock                                 $      413,518           $         --            $       --
   Conversion of accrued wages for stock                $      132,822           $         --            $       --
   Common stock issued for
     subscription receivable                            $      295,000           $         --            $  295,000
   Cash paid for interest                               $           --           $         --            $       --
   Cash paid for taxes                                  $           --           $         --            $       --
-------------------------------------------------------------------------------------------------------------------
                                                       See accompanying notes to consolidated financial statements.


                                         Genetic Vectors, Inc., and Subsidiaries
                                                   (A Development Stage Company)

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1.  Notes to Genetic        In  the  opinion  of  the Company,  the accompanying
    Vectors, Inc.'s         unaudited  financial   statements   include   all
    interim unaudited       adjustments  (consisting  only  of  normal recurring
    financial statements.   accruals)    which   are    necessary  for  a   fair
                            presentation   of  the  results  for   the   periods
                            presented.   Certain   information   and    footnote
                            disclosures  normally  included  in  the   financial
                            statements prepared in accordance with generally accepted accounting principles have been omitted.
                            It is suggested that these financial statements be read in conjunction with the Company's Annual
                            Report for the year ended December 31, 1996. The results of operations for the period ended
                            June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Item 2.       Management's Plan of Operation.
--------------------------------------------

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

         Changes in the Number of Employees. The Company has hired a Director of Quality Systems and a technician in connection with the quality control of its manufacturing processes and product development. In addition, the Company has hired a Director of Sales due to its launch of the EpiDNA Picogram Assay ahead of schedule. The Company currently has ten employees. As shown in the following chart, the Company anticipates hiring additional personnel during 1997 in connection with its research and development and product development plan. The Company believes that these personnel will be adequate to accomplish the tasks set forth in its plan. In 1997 the Company expects to hire additional research and development and production personnel. In 1998, additional sales and production staff are expected to be hired to meet the Company's sales goals.

Proposed Personnel Addition Plan                             1997           1998
--------------------------------                             ----           ----
Sales and Administration
Administrative Personnel ..............................       3              0
Secretaries ...........................................       1              0
Salespersons ..........................................       1              1
Technical Info/Inside Sales ...........................       1              1
Supervisors ...........................................       0              1
Technicians ...........................................       4              2
Scientists ............................................       1              2
Clerical ..............................................       2              4
                                                           ====           ====
Total Proposed New Employees ..........................      13             11
                                                           ====           ====
Total Employees at end of year.........................      23             34
                                                           ====           ====

                                     PART II


                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
------------------------------------------

(a)   Exhibits.

 Exhibit
   No.      Description                                  Location                                        Page
--------    -----------                                  --------                                        ----
   3.1      Articles of Incorporation of the Company,     Incorporated by reference to Exhibit
            as amended                                    No. 3.1 to Registrant's Registration Statement
                                                          (the "Registration Statement") on Form
                                                          SB-2 (Registration Number 333-5530-A).

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

  10.13     Industrial Real Estate Lease dated June 12,   Provided herewith
            1997 among the Company and Jetex Group, Inc.
   11.      Statement re:  computation of earnings        Not applicable

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

Date:  August 13, 1997             GENETIC VECTORS, INC.


                                    By:/s/ Mead M. McCabe, Jr.
                                       -----------------------------------------
                                       Mead M. McCabe, Jr.
                                       President and Principal Financial Officer

                                  EXHIBIT INDEX

 Exhibit
   No.      Description                                   Location                                        Page
--------    -----------                                   --------                                        ----
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

  10.13     Industrial Real Estate Lease dated June 12,   Provided herewith
            1997 among the Company and Jetex Group, Inc.

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
