Form 10QSB
period 1997-09-30
GENETIC VECTORS INC
filed 1997-11-19
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

      (MARK ONE)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
         Act of 1934 (Fee Required)

              For the quarterly period ended September 30, 1997

     |_| Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act of 1934 (No Fee Required)

              For the transition period from _______ to _______.

                         Commission File No. 0-21739

                            GENETIC VECTORS, INC.
                            ---------------------
             (Exact Name of Small Business Issuer in Its Charter)

FLORIDA                                     65-0324710
-------                                     ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

5201 N.W. 77 AVENUE, SUITE 100,
MIAMI, FLORIDA                              33166
--------------                              -----
(Address of Principal Executive            (Zip Code)
Offices)

                                 (305) 716-0000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     There were 2,339,634 shares of Common Stock outstanding as of November 19, 1997.

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


                                     PART I


                            FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.
-------------------------------------------

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

                                         GENETIC VECTORS, INC., AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                          CONSOLIDATED BALANCE SHEET (UNAUDITED)

================================================================================


SEPTEMBER 30                                                              1997
--------------------------------------------------------------------------------

Assets
Current
  Cash & Cash Equivalent                                            $   819,513
  Accrued Interest                                                       38,475
  Accounts receivable                                                     7,635
  Inventories                                                             3,661
  Current portion of Certificates of Deposit                          1,508,925
--------------------------------------------------------------------------------

Total current assets                                                  2,378,209
--------------------------------------------------------------------------------

Certificates of Deposit                                                 436,179
Net Fixed Assets                                                        320,725
Other Assets                                                             41,388
Deferred Patent Costs                                                   255,353
--------------------------------------------------------------------------------

TOTAL ASSETS                                                        $ 3,431,854
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $    77,708
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                                        77,708
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value, 10,000,000 shares
    authorized, 2,339,634 shares issued and outstanding                   2,340
  Additional paid-in capital                                          6,150,201
  Deficit accumulated during the development stage                   (2,798,395)
--------------------------------------------------------------------------------

Total stockholders' equity                                            3,354,146
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,431,854
================================================================================
                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                         GENETIC VECTORS, INC., AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

================================================================================


                            Cumulative from
                            January 1, 1992
                              (inception)    For the three  For the three  For the nine   For the nine
                                through      months ended   months ended   months ended   months ended
                             September 30,   September 30,  September 30,  September 30,  September 30,
                                 1997            1997           1996           1997           1996
-------------------------------------------------------------------------------------------------------

Sales                        $    11,552      $   11,552             --     $    11,552            --
Cost of Goods Sold                 6,000           6,000             --           6,000            --
-------------------------------------------------------------------------------------------------------
Gross Profit                       5,552           5,552             --           5,552            --
-------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
  Research and development   $ 1,131,217      $   92,085     $   52,323     $   383,766    $   52,323
  General and administrative   1,857,426         439,025         89,972       1,149,401       120,735
  Depreciation and
  amortization                    47,503          35,173          1,348          40,568         2,087
-------------------------------------------------------------------------------------------------------

Total Operating Expenses       3,036,146         566,283        143,643       1,573,735       175,145
-------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS          (3,030,594)       (560,751)      (143,643)     (1,568,183)     (175,145)
-------------------------------------------------------------------------------------------------------

OTHER INCOME                     232,199         120,605             --         175,052            --
-------------------------------------------------------------------------------------------------------

Net loss                     $(2,798,395)     $ (440,126)    $ (143,643)    $(1,393,131)   $ (175,145)
=======================================================================================================

Weighted average number of
common shares outstanding             --       2,339,634      1,704,685       2,339,634     1,704,685
=======================================================================================================

Net loss per common share    $        --      $    (0.19)    $    (0.08)         $(0.60)   $    (0.10)
=======================================================================================================

=======================================================================================================

                                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                         GENETIC VECTORS, INC., AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

================================================================================


                                             CUMULATIVE FROM
                                             JANUARY 1, 1992         FOR THE NINE     FOR THE NINE
                                           (INCEPTION) THROUGH       MONTHS ENDED     MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,    SEPTEMBER 30,
                                                  1997                   1997             1996
===================================================================================================

OPERATING ACTIVITIES:
  Net loss                                    $(2,798,395)         $(1,393,131)       $(175,145)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization                   47,503               40,568            2,087
   Stock options granted for services              56,250                   --               --
   Increase in interest receivable and
      other assets                                (91,159)             (91,159)            (595)
   Increase in accounts payable, accrued
      liabilities, accrued payroll and
      consulting fees                             210,530              (57,819)          40,421
---------------------------------------------------------------------------------------------------

Total adjustments                                 223,124             (108,410)          41,913
---------------------------------------------------------------------------------------------------

Net cash used in operating activities          (2,575,271)          (1,501,541)        (133,232)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Purchase of equipment                          (368,228)            (344,048)         (14,781)
  Deferred patent costs                          (255,353)            (100,002)         (22,691)
  Purchase of Certificates of Deposit          (1,945,104)          (1,945,104)
---------------------------------------------------------------------------------------------------

Net cash used in investing activities          (2,568,685)          (2,389,154)         (37,472)
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Increase (decrease) due to parent               413,518                   --           39,099
  Deferred offering cost                               --                   --         (267,151)
  Payment of note payable                              --              (35,000)
  Net proceeds from issuance of
    common stock                                5,049,951                   --          480,100
  Capital contribution                            500,000                   --               --
---------------------------------------------------------------------------------------------------

Net cash provided by financing
  activities                                    5,963,469              (35,000)         252,048
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                   819,513           (3,925,695)          81,344
Cash at beginning of period                             0            4,745,208               99
---------------------------------------------------------------------------------------------------

Cash at end of period                         $   819,513          $   819,513        $  81,443
===================================================================================================

SUPPLEMENTAL DISCLOSURES:
  Conversion of due to parent in
    exchange for stock                        $   413,518          $        --        $ 413,518
  Conversion of accrued wage for stock        $   132,822          $        --        $ 132,822
  Common stock issued for
    subscription receivable                   $   295,000          $        --        $      --
  Cash paid for interest                      $        --          $        --        $      --
  Cash paid for taxes                         $        --          $        --        $      --
===================================================================================================
                                       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                         GENETIC VECTORS, INC., AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1.  NOTES TO GENERIC    In  the  opinion  of  the  Company,   the   accompanying
    VECTORS, INC.'S unaudited financial statements include all adjustments INTERIM UNAUDITED (consisting only of normal recurring accruals) which are
    FINANCIAL           necessary for a fair presentation of the results for the
    STATEMENTS.         periods  presented.  Certain  information  and  footnote
                        disclosures   normally   included   in   the   financial
                        statements   prepared  in  accordance   with   generally
                        accepted accounting  principles have been omitted. It is
                        suggested  that these  financial  statements  be read in
                        conjunction  with the  Company's  Annual  Report for the
                        year ended  December 31, 1996. The results of operations
                        for  the  period  ended   September  30,  1997  are  not
                        necessarily indicative of the results to be expected for the full year.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
--------------------------------------------------------------------

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Quarterly Report contains forward-looking statements, including statements regarding, among other things, (a) the Company's growth strategies, (b) anticipated trends in the Company's industry and (c) the Company's future financing plans. In addition, when used in this Quarterly Report, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     IN GENERAL. The Company is a biotechnology company which intends to develop diagnostic and quality control tools for the multi-billion dollar biopharmaceutical, food, and fermented beverage industries. The Company was founded in 1991 by Dr. Mead McCabe who invented a new nucleic acid labeling and detection technology. This technology is the basis for the Company's initial product, the EpiDNA Picogram Assay. The Company has sold the EpiDNA Picogram Assay to several biopharmaceutical manufacturers for evaluation purposes. The Company previously anticipated that the product launch for its EpiDNA Picogram Assay would occur within nine months after the date of its initial public offering (which was closed on December 26, 1996), and that limited product sales would occur in the first year following that offering. While the Company did achieve a limited number of preliminary sales of this kit to biopharmaceutical manufacturers (for evaluation and examination by these purchasers) during the third quarter of this year, it has become apparent that a greater degree of evaluation and examination by potential customers than originally anticipated will be required before any significant sales are possible. Based in part on the preliminary evaluation that has been conducted, the Company may want to redevelop certain aspects of the kit. A second product line, EasyID(TM), which combines the EpiDNA technology with gene probes for the detection of yeasts is in the early research phase. If these kits can be developed into products, they would be intended for quality control in the food and beverage industry and for identification of proprietary yeasts in the brewing and wine-making industry. The Company launched the EpiDNA product line on a preliminary basis during this quarter by making sales to certain customers in order to solicit their evaluation of this product.

     Although the Company launched its initial EpiDNA product line on a preliminary basis during the third quarter, it has not generated any significant revenues from the sale of such products. Accordingly, the Company remains largely a developmental stage company, with the Company's expenditures far exceeding its revenues. Over the coming months, the Company will be closely monitoring the market acceptance of its EpiDNA product and evaluations and comments provided by prospective customers, and will continue its development efforts. Because the Company has not generated significant revenues, the Company intends to continue to report its plan of operation. Beginning with this Quarterly Report, the Company will also report its results of operations.

                                PLAN OF OPERATION
                                -----------------

     ADDITIONAL FUND RAISING ACTIVITIES. The Company believes that the funds raised in its initial public offering (the "OFFERING"), which was closed on December 26, 1996, will last for approximately eighteen months after the date of the Offering. The Company has not yet realized significant product sales, despite the preliminary launch of its EpiDNA product line in the third quarter. If significant product sales are not realized prior to the expenditure of the proceeds of the Offering, the Company will need to raise additional funds within such time period. Additionally, if the Company achieves significant and unexpected rapid development of new products which require additional personnel, capital expenditures and working capital or in the event of unforeseen difficulties additional financing may be needed even if the Company has realized significant product sales.

     SUMMARY OF ANTICIPATED PRODUCT RESEARCH AND DEVELOPMENT. The Company will continue its product research and development and continue to implement what the Company believes to be a feasible plan for product development. The Company has modified the feasibility plan since the last reporting period by placing development of the EpiDNA Nanogram Assay kits on hold indefinitely, while the Company further evaluates the market potential of this product. The Company believes its resources can be better employed in the research and development of other products and technologies, including potential applications of its nucleic acid labeling technology. The Company is also evaluating the feasibility of outsourcing commercial production of the EpiDNA Assay. The major components of the plan of operations as revised from the last reporting period are as follows:

1997     .  Completed  launch  for  modified  EpiDNA  Picogram  Assay  kit (on a preliminary basis to seek customer evaluations).
         .  Development  of  automated   production  protocols  for  the  EpiDNA
            Picogram  Assays.  (The Company is  evaluating  the  feasibility  of
            outsourcing   commercial   production,   including   development  of
            automated protocols).
         .  Continued  research in applications of Genetic Vectors' nucleic acid labeling  technology.  The Company had previously reported that this research  would be  continued  in 1998,  however,  the Company  will devote more time and  resources to these  applications  in 1997 than previously projected.
1998     .  Completion of first DNA labeling  product for test  marketing in the molecular biology research market. (The Company anticipates that this product will be completed in 1998 instead of 1997.)
         .  Research in the application of automated  techniques of DNA analysis for EpiDNA.
         .  Initiation  of EasyID  DNA probe  product  development  for  quality assurance in the food and beverage industry.

     SIGNIFICANT PLANT OR EQUIPMENT PURCHASES. During the third quarter, the Company expended approximately $60,000 on equipment which can be used for both manufacturing and research and development. Management anticipates the purchase of an additional $400,000 of equipment which can be used for both manufacturing and research and development through 1998. The only items whose cost will exceed $25,000 are a high performance liquid chromatograph and associated hardware (which is used in the analysis and preparation of high purity chemicals for both production and research purposes), an autoclave and a telephone system.

     CHANGES IN THE NUMBER OF EMPLOYEES. The Company hired two employees during the third quarter. The Company currently has 12 employees, unchanged from the end of the last reporting period due to the loss of two other employees. As shown in the following chart, the Company anticipates hiring additional personnel during 1997 in connection with its research and development and product development plan. The Company believes that these personnel will be adequate to accomplish the tasks set forth in its plan. In 1998, additional sales and production staff are expected to be hired to meet the Company's sales goals.

PROPOSED PERSONNEL ADDITION PLAN                                 1997      1998
--------------------------------                                 ----      ----
SALES AND ADMINISTRATION
Administrative Personnel ................................           3         0
Secretaries .............................................           1         0
Salespersons ............................................           1         1
Technical Info/Inside Sales .............................           0         1
Supervisors .............................................           0         1
Technicians .............................................           1         2
Scientists ..............................................           0         2
Clerical ................................................           0         4
                                                                  ---       ---
TOTAL PROPOSED NEW EMPLOYEES ............................           6        11
                                                                  ===       ===
TOTAL EMPLOYEES AT END OF YEAR...........................          18        29
                                                                  ===       ===

                              RESULTS OF OPERATIONS
                              ---------------------

     The Company generated revenues of $11,552 in the nine month period ending September 30, 1997, which was attributable to the preliminary launch of its EpiDNA product line. The Company's costs of goods sold was $6,000, leaving a gross profit of $5,552. All of the Company's revenues and costs of goods sold occurred in the third quarter. The Company had a gross profit relative to gross revenue of 48% for the nine month and three month period ending September 30, 1997. The Company reported no sales or costs of goods sold in the nine month period ending September 30, 1996. As a result, no meaningful comparison to this prior period can be made.

     It should be stressed that the sales generated by the Company during the third quarter were preliminary in nature, and represented the purchase of product samples by the purchasers primarily for evaluation purposes. The Company is currently awaiting the results of such evaluations.

     Research and development expenses for the nine month period ending September 30, 1997 increased $331,443 or 633% over the comparable period in the prior year. For the three month period ending September 30, 1997, research and development expenses increased $39,762 or 76% over the comparable period in the prior year. The increase was largely attributable to accelerated product improvement efforts on EpiDNA Picogram Assay kits and development efforts on the core labeling technology and the yeast identification project.

     Selling and administrative expenses for the nine month period ending September 30, 1997 increased $1,028,666 or 852% over the comparable period in the prior year. For the three month period ending September 30, 1997, such expenses increased $349,053 or 388% due mainly to the expenses incurred in beginning operations and implementing the Company's preliminary product launch.

     As a result of the increases in research and development and selling and administrative expenses, total operating expenses for the nine month period ending September 30, 1997 increased $1,398,590 or 799% over the comparable period in the prior year. For the three month period ending September 30, 1997, total operating expenses increased $422,640 or 294% over the comparable period in the prior year. Increases in these expenses caused a corresponding increase in the Company's loss from operations in the nine and three month periods ending September 30, 1997.

     The Company had other income of $175,052 and $120,605 for the nine and three month periods ending September 30, 1997, respectively. This other income was attributable to interest earned on certificates of deposit and money market accounts.

     The Company's net loss for the nine month period ending September 30, 1997 was $1,393,131 (or $.60 per share), an increase of $1,217,986 or 695% over the comparable period in the prior year. For the three month period ending September 30, 1997, the Company's net loss was $440,126 (or $.19 per share), an increase of $296,483 or 206% over the comparable period in the prior year.

     STATEMENTS OF CASH FLOWS. The Company had net cash of $1,839,485 at the beginning of the third quarter, consisting of the remainder of the net proceeds received by the Company in the Offering. The net cash used by the Company in operating activities increased $1,368,309 or 1,027% in the nine month period ending September 30, 1997 over the comparable period in the prior year. This was largely attributable to increases in research and development and selling and administrative expenses. The Company's net cash used in investing activities increased $2,351,682 in the nine month period ending September 30, 1997, consisting mainly of the investment of the net proceeds of the Offering in certificates of deposit and equipment. The Company had a net decrease in cash of $3,925,695, leaving net cash at the end of the third quarter of $819,513.

     LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 1997, the Company had total stockholders' equity of $3,354,146. The Company has no long term debt. The Company had $819,513 in cash and cash equivalents and $1,945,104 in certificates of deposit. These amounts represent, in large part, the remainder of the proceeds generated from the Offering. The Company anticipates that such proceeds will last for approximately eighteen months after the date of the Offering. Absent significant sales, additional financing will be necessary at that time for the Company to continue operations.

                                   PART II

                              OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d)  Use of Proceeds

     1.   Effective  date  of   registration   statement:   December  20,  1996;
          Commission File Number 333-5530-A.

     2.   The Offering commenced on December 20, 1996.

     3.   The Offering did not terminate before any securities were sold.

          (i) The Offering did not terminate before the sale of all securities registered.

          (ii)  The managing underwriter was Shamrock Partners, Ltd.

          (iii) Securities registered:

                (a)  Common Stock ($0.001 par value)

                (b) Underwriter warrants to purchase an aggregate of 50,000 shares of Common Stock. Those warrants will become exercisable on December 21, 1997 and expire on December 19, 2001.

          (iv)  Securities sold (all sold for account of the issuer):


                                          AGGREGATE                AGGREGATE
                                        OFFERING PRICE             OFFERING
                              AMOUNT      OF AMOUNT     AMOUNT     PRICE OF
           TITLE            REGISTERED   REGISTERED      SOLD    AMOUNT SOLD
-----------------------------------------------------------------------------
1. Common Stock              575,000     $5,750,000     575,000  $5,750,000
2. Common Stock pursuant
   to Underwriter Warrants    50,000     $  750,000       - 0 -       - 0 -
3. Underwriter Warrants       50,000     $      500      50,000  $      500


          (v)   Underwriting discounts and commissions:    $  517,500

                Finder's fees:                                  - 0 -

                Expenses paid for Underwriters:               217,139

                Other expenses:                               445,611
                                                            ---------

                Total Expenses                             $1,180,250

          (vi)  Net Proceeds of Offering:                  $4,570,250

          (vii) Uses of Net Proceeds:


                                Direct or indirect payments
                                  to directors, officers,
                                  general partners of the
                                issuer or their associates;
                                  to persons owning ten
                                  percent or more of any
                                class of equity securities
                                  of the issuer; and to       Direct or indirect
                                 affiliates of the issuer     payment to others
                                ---------------------------   ------------------

Construction of plant, building
and facilities:                         $124,775                 $  180,058

Purchase and installation of
machinery and equipment:

Purchase of real estate:

Acquisition of other
business(es):

Repayment of indebtedness:                35,000

Working capital:                                                  2,300,501


TEMPORARY INVESTMENTS (SPECIFY)
-------------------------------

Merrill Lynch:                                                      819,513
Certificate of Deposit:                                           1,945,104




OTHER PURPOSES (SPECIFY)
------------------------

Research and Development
   (Yeast Project):                                                 136,452

Advertising:                                                        118,859

Legal:                                                              117,946

Lab Supplies:                                                       172,079

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

(A)      EXHIBITS.

EXHIBIT
  NO.   DESCRIPTION                     LOCATION                        PAGE
  ---   -----------                     --------                        ----
  3.1   Articles of Incorporation of    Incorporated by reference
        the Company, as amended         to Exhibit No. 3.1 to
                                        Registrant's Registration
                                        Statement (the
                                        "Registration Statement")
                                        on Form SB-2 (Registration
                                        Number 333-5530-A).

  3.2   By-laws of the Company          Incorporated by reference
                                        to Exhibit No. 3.2 to the
                                        Registration Statement.

  4.1   Form of Common Stock            Incorporated by reference
        certificate                     to Exhibit No. 4.1 to the
                                        Registration Statement.

  4.2   Form of Underwriters' Warrant   Incorporated by reference
                                        to Exhibit No. 4.2 to the
                                        Registration Statement.

  4.3   Form of 1996 Incentive Plan     Incorporated by reference
                                        to Exhibit No. 4.3 to the
                                        Registration Statement.

 10.1   License Agreement dated         Incorporated by reference
        September 7, 1990 between the   to Exhibit No. 10.1 to the
        University of Miami and its     Registration Statement.
        School of Medicine and ProVec,
        Inc.

 10.2   Assignment of License           Incorporated by reference
        Agreement dated January 20,     to Exhibit No. 10.2 to the
        1992 between ProVec, Inc. and   Registration Statement.
        EpiDNA, Inc.

 10.3   Agreement between University    Incorporated by reference
        of Miami and its School of      to Exhibit No. 10.3 to the
        Medicine and the Company dated  Registration Statement.
        August 21, 1996

 10.4   Employment Agreement dated      Incorporated by reference
        August 15, 1996 between Mead    to Exhibit No. 10.4 to the
        M. McCabe, Sr. and the Company  Registration Statement.

 10.5   Stock Option Addendum to        Incorporated by reference
        Employment Agreement dated      to Exhibit No. 10.5 to the
        August 15, 1996 between Mead    Registration Statement.
        M. McCabe, Sr. and the Company

 10.6   Employment Agreement dated      Incorporated by reference
        August 15, 1996 between Mead    to Exhibit No. 10.6 to the
        M. McCabe, Jr. and the Company  Registration Statement.

 10.7   Stock Option Addendum to        Incorporated by reference
        Employment Agreement dated      to Exhibit No. 10.7 to the
        August 15, 1996 between Mead    Registration Statement.
        M. McCabe, Jr. and the Company

 10.8   Employment Agreement dated      Incorporated by reference
        July 24, 1996 between Richard   to Exhibit No. 10.8 to the
        H. Tullis and the Company       Registration Statement.

 10.9   Stock Option Addendum to        Incorporated by reference
        Employment Agreement dated      to Exhibit No. 10.9 to the
        July 24, 1996 between Richard   Registration Statement.
        H. Tullis and the Company

 10.10  Consulting Agreement dated      Incorporated by reference
        June 19, 1996 between James A.  to Exhibit No. 10.10 to the
        Joyce and the Company           Registration Statement.

 10.11  Letter Agreement dated          Incorporated by reference
        December 16, 1994 among Nyer    to Exhibit No. 10.11 to the
        Medical Group, Inc., the        Registration Statement.
        Company, Mead M. McCabe, Sr.
        And Mead M. McCabe, Jr.

 10.12  Investors Finders Agreement     Incorporated by reference
        dated June 9, 1994 among Nyer   to Exhibit No. 10.12 to the
        Medical Group, Inc., and the    Registration Statement.
        Company and Gulf American
        Trading Company

 10.13  Industrial Real Estate Lease    Incorporated by reference
        dated June 12, 1997 among the   to Exhibit No. 10.13 to the
        Company and Jetex Group, Inc.   Company's Quarterly Report
                                        on Form 10-QSB for the
                                        Quarter ended June 30, 1997

  11.   Statement re:  computation of   Not applicable
        earnings

  15.   Letter on unaudited financial   Not applicable
        information

  18. Letter on change in accounting Not applicable principles

  19.   Reports furnished to Security   Not applicable
        holders

  22.   Published Report regarding      Not applicable
        matters submitted to Vote

  23.   Consents of experts and         Not applicable
        counsel

  24.   Power of Attorney               Not applicable

  27.   Financial Data Schedule         Provided herewith

(B)     REPORTS ON FORM 8-K.

        None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 1997                  GENETIC VECTORS, INC.


                                          By:  /S/ MEAD M. MCCABE, JR.
                                               --------------------------------
                                               Mead M. McCabe, Jr.
                                               President, Principal Financial
                                               Officer and Principal Accounting
                                               Officer

                                EXHIBIT INDEX

EXHIBIT
  NO.   DESCRIPTION                     LOCATION                        PAGE
  ---   -----------                     --------                        ----
  3.1   Articles of Incorporation of    Incorporated by reference
        the Company, as amended         to Exhibit No. 3.1 to
                                        Registrant's Registration
                                        Statement (the
                                        "Registration Statement")
                                        on Form SB-2 (Registration
                                        Number 333-5530-A).

  3.2   By-laws of the Company          Incorporated by reference
                                        to Exhibit No. 3.2 to the
                                        Registration Statement.

  4.1   Form of Common Stock            Incorporated by reference
        certificate                     to Exhibit No. 4.1 to the
                                        Registration Statement.

  4.2   Form of Underwriters' Warrant   Incorporated by reference
                                        to Exhibit No. 4.2 to the
                                        Registration Statement.

  4.3   Form of 1996 Incentive Plan     Incorporated by reference
                                        to Exhibit No. 4.3 to the
                                        Registration Statement.

 10.1   License Agreement dated         Incorporated by reference
        September 7, 1990 between the   to Exhibit No. 10.1 to the
        University of Miami and its     Registration Statement.
        School of Medicine and ProVec,
        Inc.

 10.2   Assignment of License           Incorporated by reference
        Agreement dated January 20,     to Exhibit No. 10.2 to the
        1992 between ProVec, Inc. and   Registration Statement.
        EpiDNA, Inc.

 10.3   Agreement between University    Incorporated by reference
        of Miami and its School of      to Exhibit No. 10.3 to the
        Medicine and the Company dated  Registration Statement.
        August 21, 1996

 10.4   Employment Agreement dated      Incorporated by reference
        August 15, 1996 between Mead    to Exhibit No. 10.4 to the
        M. McCabe, Sr. and the Company  Registration Statement.

 10.5   Stock Option Addendum to        Incorporated by reference
        Employment Agreement dated      to Exhibit No. 10.5 to the
        August 15, 1996 between Mead    Registration Statement.
        M. McCabe, Sr. and the Company

 10.6   Employment Agreement dated      Incorporated by reference
        August 15, 1996 between Mead    to Exhibit No. 10.6 to the
        M. McCabe, Jr. and the Company  Registration Statement.

 10.7   Stock Option Addendum to        Incorporated by reference
        Employment Agreement dated      to Exhibit No. 10.7 to the
        August 15, 1996 between Mead    Registration Statement.
        M. McCabe, Jr. and the Company

 10.8   Employment Agreement dated      Incorporated by reference
        July 24, 1996 between Richard   to Exhibit No. 10.8 to the
        H. Tullis and the Company       Registration Statement.

 10.9   Stock Option Addendum to        Incorporated by reference
        Employment Agreement dated      to Exhibit No. 10.9 to the
        July 24, 1996 between Richard   Registration Statement.
        H. Tullis and the Company

 10.10  Consulting Agreement dated      Incorporated by reference
        June 19, 1996 between James A.  to Exhibit No. 10.10 to the
        Joyce and the Company           Registration Statement.

 10.11  Letter Agreement dated          Incorporated by reference
        December 16, 1994 among Nyer    to Exhibit No. 10.11 to the
        Medical Group, Inc., the        Registration Statement.
        Company, Mead M. McCabe, Sr.
        And Mead M. McCabe, Jr.

 10.12  Investors Finders Agreement     Incorporated by reference
        dated June 9, 1994 among Nyer   to Exhibit No. 10.12 to the
        Medical Group, Inc., and the    Registration Statement.
        Company and Gulf American
        Trading Company

 10.13  Industrial Real Estate Lease    Incorporated by reference
        dated June 12, 1997 among the   to Exhibit No. 10.13 to the
        Company and Jetex Group, Inc.   Company's Quarterly Report
                                        on Form 10-QSB for the
                                        Quarter ended June 30, 1997

  11.   Statement re:  computation of   Not applicable
        earnings

  15.   Letter on unaudited financial   Not applicable
        information

  18. Letter on change in accounting Not applicable principles

  19.   Reports furnished to Security   Not applicable
        holders

  22.   Published Report regarding      Not applicable
        matters submitted to Vote

  23.   Consents of experts and counsel Not applicable

  24.   Power of Attorney               Not applicable

  27.   Financial Data Schedule         Provided herewith