Form 10KSB40
period 1997-12-31
GENETIC VECTORS INC
filed 1998-04-15
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

         (MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from _______ to _______.

                           Commission File No. 0-21739

                              GENETIC VECTORS, INC.
                 (Name of Small Business Issuer in Its Charter)

FLORIDA                                    65-0324710
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

5201 N.W. 77TH AVENUE, SUITE 100, MIAMI, FLORIDA                   33166
(Address of Principal Executive Offices)                           (Zip Code)

                                 (305) 716-0000
                (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Securities Act:

TITLE OF EACH CLASS                        NAME OF EXCHANGE ON WHICH REGISTERED
None                                       None

        Securities registered under Section 12(g) of the Securities Act:

                          COMMON STOCK, PAR VALUE $.001
                                (Title of Class)
         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. [X]

         The issuer generated revenues of $103,260 during its most recent fiscal year.

         The aggregate market value of the Company's voting stock held by non-affiliates as of April 13, 1998 was approximately $10,200,468 based on the average closing bid and asked prices of such stock on that date as quoted on the OTC Bulletin Board. There were 2,339,634 shares of Common Stock outstanding as of April 15, 1998.

         Documents Incorporated by Reference: See Item 13

         This Form 10-KSB consists of __ pages. The Exhibit Index begins on page
__.

                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS.

GENERAL INFORMATION

         Genetic Vectors, Inc. (the "Company" or "Genetic Vectors") is a biotechnology company which intends to specialize in the development of diagnostic and quality control tools for the biopharmaceutical, food and beverage industries. The Company was founded in 1991 by Dr. Mead McCabe (the Chairman of the Board of Directors of the Company) who invented a new nucleic acid labeling and detection technology (the "Technology"). The Technology consists of patents and patent applications originally filed in the name of or for the benefit of the University of Miami, and unpatented confidential and non-confidential know-how, which is either proprietary or in the public domain. Part of the Technology relates to a new nucleic acid and method described in University of Miami Invention Disclosure UM90-16, which invention was made under a grant from the United States Government. Additional nucleic acids and methods were described in the patents and patent applications filed in the name of or for the benefit of the University of Miami, some of which were made using University facilities. The antibody was described in University of Miami Invention Disclosure UM87-90 and its preparation is the subject of a published paper and an abandoned patent application which is not available to the public.

         The Technology is the basis for the Company's initial product line, the EpiDNA Picogram Assay (the "Picogram Assay"). A second proposed product line, EasyID, combines the EpiDNA technology with gene probes in kits for the detection of yeasts. These kits are intended for quality control in the food and beverage industry and for identification of proprietary yeasts in the brewing and wine-making industry. The Company performed a preliminary launch of the Picogram Assay during the third quarter of its 1997 fiscal year. While the Company did achieve a limited number of preliminary sales of this kit to biopharmaceutical manufacturers (for consideration and examination) during the third quarter, it became apparent that additional fine tuning of the kit was required in order to achieve consistent results at the lower end of the sensitivity scale. Accordingly, the kit was removed from the marketplace in December, 1997. The Company is ahead of schedule in its redevelopment program of the kit and intends to reintroduce the kit in the marketplace the third quarter of 1998. The Company intends to continue the development of the EasyID technology.

         The initial target market for the EpiDNA product line is the biopharmaceutical industry, which depends on living organisms and cells to make its primary products. Stringent United States Food and Drug Administration ("FDA") guidelines recommend that DNA contamination of biopharmaceuticals be monitored using assays capable of measuring 10 picograms of DNA in an injected dose. Biopharmaceutical companies are required to develop measures for the reduction of DNA levels in these drugs to assure that DNA has been reduced to less than 100 picograms per injected dose and to test to confirm that DNA has been reduced to acceptable levels. Genetic Vectors believes that the Picogram Assay will provide biopharmaceutical companies with a tool to measure DNA in the process stream and validate acceptable levels of DNA in the final product.

         Approximately 1,300 companies comprise the United States biotechnology industry. Over one-half of those companies manufacture human therapeutics and diagnostics. The market which is proposed to be addressed by the Picogram Assay includes manufacturers of therapeutics and imaging diagnostic antibodies.

EPIDNA TECHNOLOGY

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

         The EpiDNA technology is not restricted to the labeling of probes, but can also provide a method to accurately measure nucleic acids at very low concentrations. This characteristic of the Technology provides the basis for the Picogram Assay which is targeted to process development and monitoring, and to quality control and research laboratories.

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

         The Picogram Assay combines chemical and immunochemical procedures to measure trace amounts of DNA. The assay is relatively easy to perform, measures DNA in a range of one to one hundred picograms, can detect small fragments of DNA, and is complete in about three hours. Prior to its preliminary launch of this product the Company had eliminated a step in the Picogram Assay which was intended to make the assay more user friendly. Subsequent to this preliminary launch it was discovered that the elimination of this step caused the assay to lose some reproducibility in the ultra-sensitive lower limit of measurability. Accordingly, management of the Company felt that it was prudent to temporarily remove the product from the market until the product's original reproducibility could be restored. Accordingly, the Picogram Assay was removed from the marketplace in the second half of 1997. The Company contemplates the reintroduction of the Picogram Assay in the third quarter of 1998.

         The Picogram Assay is designed for routine application by technicians and is intended for validation of final product purity. There is no requirement for the purchase of major equipment, since the assay utilizes a standard microtiter plate reader, which is routine in biopharmaceutical quality control laboratories.

         THE EPIDNA NANOGRAM ASSAY. Genetic Vectors believes that its proposed EpiDNA Nanogram Assay (the "Nanogram Assay") has applications in research and for process monitoring during development or manufacturing. However, the Company has placed the development of the Nanogram Assay on hold indefinitely while the Company further evaluates the market potential of this product. The Company is currently analyzing the potential market for this assay. The typical production process comprises several stages, from cell culture through intermediate purification to final pure biopharmaceutical. Among the intermediate stages are points at which it would be beneficial to determine the efficiency of the purification procedures, both as a means of preventing downstream problems from contamination and for devising new processes. The Company believes that existing DNA assays are not practical to apply at these intermediate stages, either because they are too expensive or they require too much time to complete. The Picogram Assay would be too sensitive for early and intermediate process steps, where DNA levels can be expected to be in the nanogram or microgram range. The Company believes that the Nanogram Assay may provide a rapid means (approximately one hour) for measuring one to one hundred nanograms of DNA in a sample.

         The Nanogram Assay could also have applications in research laboratories. Molecular biologists frequently measure nucleic acid concentrations during experiments. If DNA levels are sufficient, this measurement is accurately performed with an ultraviolet spectrophotometer. Often, the nucleic acid is too dilute to measure by this means. Genetic Vectors believes the Nanogram Assay could provide a precise, rapid assay suited for use by technicians and scientists in the research laboratory.

         NUCLEIC ACID PROBE LABELING AND DETECTION KITS. DNA technology is rapidly expanding in the life sciences in areas that can benefit from genetic analysis or the manipulation of genetic material. Nucleic acid probes are routinely used in many of these applications to identify specific genes and separate them from all other genes. The Company believes that the EpiDNA labeling kits will provide the components for the preparation of DNA or ribonucleic acid ("RNA") probes for the detection of specific nucleic acids using such methods as Southern and Northern blots, colony hybridization and in situ hybridization. The Company intends to develop kits using the labeling procedure specialized for the attachment of compounds as diverse as biotin, digoxigenin, enzymes, fluorescent and chemiluminescent compounds and chelators.

EASYID MICROBIAL IDENTIFICATION TECHNOLOGY

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

         Many food and beverage manufacturers have problems with spoilage caused by yeast contamination of their products. Conventional culture-based detection methods are not well-suited to quality control in this area because of the time required for results. Genetic Vectors believes that the EasyID technology will allow the development of a series of tests that will detect yeast strains commonly found as contaminants of foods and beverages. The Company believes these assays can be used as a sensitive and rapid quality control mechanism.

RESEARCH AND DEVELOPMENT

         The Company spent approximately $805,711 and $70,873 on Company-sponsored research and development activities during its 1997 and 1996 fiscal years, respectively. The Company did not conduct any material customer-sponsored research and development activities during either of those fiscal years.

MARKETING AND SALES

         The Company has conducted preliminary marketing of the Picogram Assay. However, the Company temporarily removed the Picogram Assay from the marketplace during the second half of 1997 and is currently in the process of refining it. The Company contemplates the reintroduction of this product in the third quarter of 1998. Accordingly, the Company remains largely a development stage company with the Company's expenditures far exceeding its revenues. Upon reintroduction of the Picogram Assay, Genetic Vectors intends to attempt to enter its various target markets in two phases. The Company will target the biopharmaceutical quality assurance market in Phase I during the second half of 1998. Since this market comprises relatively few companies, Genetic Vectors intends to use a direct sales approach. In Phase II, the Company intends to target the molecular biology research market for DNA probe labeling and DNA detection. The Phase II effort will require a more aggressive advertising campaign and the establishment of an inside and outside sales force. The Company considers Phase III a long-term marketing effort. Genetic Vectors intends to use EpiDNA and EasyID technology to fashion diagnostic tools for use in quality control and quality assurance programs in the food and beverage industry but there can be no assurance that this can be accomplished successfully or at all.

         Phase I of the Company's marketing plan will target companies in the biopharmaceutical industry and in the reference laboratories serving as quality assurance testing sites for smaller biopharmaceutical companies. The Company's marketing and sales strategy will be to establish direct contact with specific individuals within each target company or reference laboratory. The Company intends to place advertising in major trade journals such as SCIENCE, BIOTECHNIQUES and BIOPHARM to inform potential customers of the existence and potential benefits of the Picogram Assay. The Company intends to have representatives attend major national and international industry trade shows to gain direct access to potential customers and to establish overseas distributors to reach international customers. Genetic Vectors also intends to present its product to a variety of potential customers via the Internet. The Company currently has no sales force, and there can be no assurance that a sales force can be hired, or, if hired, that such sales force will be able to successfully sell the Company's products.

         In Phase II, the Company intends to introduce and market the products developed by its EasyID product research and development activities. This is a long-term development activity to formulate products that the Company believes will have quality assurance applications in the food and beverage industry. In Phase II, Genetic Vectors intends to develop and market kits for the identification of beneficial yeasts significant in wine and beer manufacturing and yeasts associated with food and beverage spoilage.

         The Company has received information regarding the potential market for its Picogram Assay which indicates that the potential annual market for this product ranges from $4,000,000 to $20,000,000. If the actual market for this product is near the lower end of this range, the Company will have substantial difficulty in generating significant sales.

REGULATION

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

MANUFACTURING

         Genetic Vectors' initial manufacturing activities were conducted in its research laboratory located at the University of Miami. As of March 1998, the Company relocated its manufacturing and research and development activities and its executive offices to new facilities located at 5201 N.W. 77th Avenue, Suite 100, Miami, Florida. The Company believes that this space will be adequate for its manufacturing and research and development facilities for the foreseeable future.

         Certain key components of the Company's Picogram Assay product are currently provided by a limited number of sources, and many components are provided by outside vendors. One component is provided by a single source. The Company is utilizing contract manufacturers to manufacture required reagents. Two key components of the EpiDNA Picogram Assay Kit, the "GeNuncTM" reaction modules and the "MaxisorpTM" immunomodules are manufactured by NUNC (a Danish entity), but can also be obtained from United States distributors such as Fisher Scientific, V.W.R. or Baxter Scientific. The "AmpakTM" detection system, which is also a key component of the Picogram Assay, is available only from DAKO Diagnostics, Ltd.

STRATEGY FOR GROWTH

         Genetic Vectors intends to expand its business opportunities through increased marketing efforts (as outlined in "Marketing and Sales") and by expanding its product lines (as described in other sections). The Company intends to attempt to form strategic alliances with corporate partners that can provide distribution for the Company's products or research and development support for its long term research and development activities. The Company's labeling, detection and assay kits may provide an attractive means for a strategic partner to enhance its existing product lines. The Company may also seek to license or sublicense those applications of the Technology that are either outside its product focus or for which funding is inadequate.

         Additionally, the Company believes that there are favorable business acquisition opportunities that would enable it to expand its business more rapidly. To date the Company has been unsuccessful in consummating any acquisitions. Management believes that the successful consummation of several of these acquisition opportunities would enable it to achieve economies of scale, improve gross margins and increase revenues and/or market share. Generally, shareholder approval will not be required in connection with such activities.

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

         DNA CONTAMINATION ASSAYS IN BIOPHARMACEUTICALS. Several companies are currently involved in making or selling trace DNA detection reagents or equipment, or performing assays. In this market there are two types of competitors: (1) instrument and reagent sellers and (2) specialty reference labs. Genetic Vectors believes that the largest competitive element in the current market is specialty reference laboratories. These reference laboratories offer DNA assaying at their own facilities based on their own individually developed assays. While clearly competitors, the Company believes that these facilities also represent potential customers for its products.

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

         Genetic Vectors believes that its products will lend themselves to low cost manufacturing of DNA labeling and detection products on a large scale basis. The Company also believes its Technology can be used to produce reagents and test kits at quality equivalent to or better than its direct competitors. There can be no assurance that this large-scale development or quality level will occur.

CUSTOMERS

         Because the Company has temporarily removed the Picogram Assay from the marketplace and is in the process of refining this product and preparing it for a contemplated re-introduction to the marketplace, the Company has no current customers.

EMPLOYEES

         Genetic Vectors currently has nine employees, two of which are executive officers and all of which are full-time employees. None of the Company's employees are covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

INTELLECTUAL PROPERTY RIGHTS

         The Company has acquired rights to make, use and sell certain products under the patents and patent applications referred to herein pursuant to a License Agreement dated September 7, 1990 between ProVec, Inc., ("ProVec"), a company owned by Dr. Mead McCabe, and the University of Miami and its School of Medicine, the owner of the patents and patent applications. The University of Miami acquired the rights by virtue of an employee agreement and the University Patent Policy. Parts of the invention were made using funds of the United States Government. On January 20, 1992, ProVec assigned its rights under the License Agreement to EpiDNA, Inc., a wholly owned subsidiary of the Company. EpiDNA, Inc. merged into the Company on September 6, 1996.

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

         The Company removed the Picogram Assay from the marketplace during the second half of 1997. Since this removal from the marketplace has exceeded a three month period, it constituted a breach of the License Agreement. The University of Miami, however, has agreed to waive this breach through August 31, 1998. If the Company is not able to resume sales by this date, the University of Miami could declare the License Agreement to be in default. This would have a material adverse effect on the Company and its proposed operations and viability.

         Since the patents and patent applications referred to herein were made, in part, using federal funds provided by a federal agency, the NIH has a nonexclusive, nontransferable, irrevocable, paid-up worldwide license to practice the invention (35 U.S.C. 202 (c) (4)). Under this nonexclusive license, the NIH can use the Technology in federally-funded projects or it can, if provided in a treaty or agreement, sublicense the Technology to a foreign government or international organization. This nonexclusive license to the NIH did not terminate with licensing of the Technology to the Company. The NIH also has certain rights (35 U.S.C. 203) allowing it to grant licenses to third parties if it is determined that practical application of the invention is not occurring, even exclusive licenses, as well as march-in rights to meet unmet health or safety needs, to meet requirements for public use specified in federal regulations or for failure to manufacture in the United States or to obtain a waiver of such provisions. The grant of an exclusive license or the exercise of the march-in rights would cause the Company to suffer a material adverse effect on its business, financial condition and viability. As described herein, the Company has already developed products based on the Technology and intends to continue the commercialization of the Technology.

         The Company has applied, on behalf of the University of Miami, for patent protection for part of the Technology in the United States and other countries. The University of Miami, at Company expense is currently pursuing this patent protection, and has patent applications pending in the name of the University of Miami for the Technology in the United States and certain foreign jurisdictions. Letters Patent Number 246228 has been issued for the Technology in New Zealand. The University of Miami, at Company expense, has filed a patent application under the International Patent Cooperation Treaty, followed by national stage filings in Australia, New Zealand and the European Patent Office. There are currently two United States patents issued. There can be no assurance that any additional patents will be granted or that patents granted will be maintained in any jurisdiction.

ITEM 2.       DESCRIPTION OF PROPERTY.

         The Company currently leases approximately 14,000 square feet of space located at 5201 N.W. 77th Avenue, Suite 100, Miami, Florida 33166. This lease, which was entered into on June 12, 1997, has a ten-year term. The Company may cancel this lease after five years upon the payment of a cancellation fee equal to three months of the then-current monthly rent. This property is in good condition. The Company has relocated its manufacturing and research and development facilities to this location.

ITEM 3.       LEGAL PROCEEDINGS.

         The Company is not aware of any material legal proceedings involving the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's Common Stock is traded in the over-the-counter market and is quoted on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "GVEC." The following table shows the high and low bid prices for the Common Stock during the period from December 20, 1996 (the date of initial quotation on the OTC Bulletin Board) through the fourth quarter of the Company's 1997 fiscal year.(1) The Common Stock bid price as of April 14, 1998 was $8.75.

                                            BID PRICE PER SHARE(2)
                                            ----------------------
                                 HIGH                                   LOW
                                 ----                                   ---
Fourth Quarter 1996(3)          $16.00                                $12.00
First Quarter 1997              $13.875                                $3.00
Second Quarter 1997             $10.375                                $6.00
Third Quarter 1997               $9.25                                 $5.375
Fourth Quarter 1997              $9.875                                $6.00
-------------------------------
(1) This information was obtained from the OTC Bulletin Board.

(2) The Company believes that these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

(3) The Common Stock's initial quotation on the OTC Bulletin Board was on December 20, 1996.

HOLDERS OF COMMON STOCK

         As of April 14, 1998 there were approximately 49 holders of record of the Common Stock.

DIVIDENDS

         The Company has not paid any dividends on its Common Stock at any time. The Company is not aware of any restrictions on its ability to pay dividends on its Common Stock, but the Company's management does not anticipate paying any dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

         None.

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

            (iv)   Securities sold (all sold for account of the issuer):

                                                 AGGREGATE OFFERING                         AGGREGATE
                                     AMOUNT         PRICE OF AMOUNT                 OFFERING PRICE OF
              TITLE              REGISTERED              REGISTERED   AMOUNT SOLD         AMOUNT SOLD
-------------------------------------------- ----------------------- ------------- -------------------
1.    Common Stock                  575,000              $5,750,000       575,000          $5,750,000
2.    Common Stock pursuant to
      Underwriter Warrants           50,000                $750,000         - 0 -               - 0 -
3.    Underwriter Warrants           50,000                    $500        50,000                 500

            (v)    Underwriting discounts and commissions:           $  517,500

                   Finder's fees:                                         - 0 -

                   Expenses paid for Underwriters:                      217,139

                   Other expenses:                                      445,610
                                                                     ----------
                     Total Expenses                                  $1,180,249


            (vi)   Net Proceeds of Offering before refund:           $4,569,751

                   Refund of Offering costs:                             19,257
                                                                     ----------
                   Net Proceeds of Offering                          $4,589,008

            (vii)  Uses of Net Proceeds:

                                            Direct or indirect payments to
                                            directors, officers, general
                                            partners of the issuer or their
                                            associates; to persons owning ten
                                            percent or more of any class of
                                            equity securities of the
                                            issuer; and to affiliates of the            Direct or indirect payment to
                                            issuer                                      others
                                            ----------------------------------------    ---------------------------------

Construction of plant, building                                                                                        0
and facilities:
Purchase and installation of machinery
and equipment:                                                                                                   440,181
Purchase of real estate:                                                                                               0
Acquisition of other business(es):                                                                                     0
Repayment of indebtedness:                                                                                             0
Working capital:                                           30,000                                                395,127


TEMPORARY INVESTMENTS (SPECIFY)
Merrill Lynch Money Market Account:                                                                              441,443
Certificates of Deposits:                                                                                      1,584,331


OTHER PURPOSES (SPECIFY)
Research and Development and Patent Protection
 Expenditures:                                                                                                   910,958
Expansion of Research/Manufacturing Facilities:           109,000                                                174,121
Sales and Marketing Capabilities:                                                                                155,819
Management Salaries:                                      275,865                                                      0
Investor Relations:                                                                                               72,163


ITEM 6.       MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.

INTRODUCTORY STATEMENTS

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Annual Report contains forward-looking statements, including statements regarding, among other things, (a) the Company's growth strategies, (b) anticipated trends in the Company's industry and (c) the Company's future financing plans. In addition, when used in this Annual Report, the words

"believes," "anticipates," "intends," "expects," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

         Although the Company launched the Picogram Assay on a preliminary basis during the third quarter of its 1997 fiscal year ("Fiscal 1997"), it has temporarily removed the product from the marketplace for evaluation and revision. Accordingly, the Company remains largely a development stage company, with the Company's expenditures far exceeding its revenues. After reintroduction of the Picogram Assay, the Company will be closely monitoring the market acceptance of its EpiDNA product line and evaluations and comments provided by customers, and will continue its research and development efforts. Because the Company has not generated significant revenues, the Company intends to continue to report its plan of operation.

PLAN OF OPERATION

         ADDITIONAL FUND RAISING ACTIVITIES. The Company had originally projected that the funds raised in its initial public offering (the "Offering"), which was closed on December 26, 1996, would last for approximately eighteen months after the date of the Offering. The Company now believes it has sufficient funds for the balance of 1998, assuming no significant product sales are achieved. If significant product sales are not realized prior to the expenditure of the proceeds of the Offering, the Company will need to raise additional funds within such time period. Additionally, if the Company achieves significant and unexpected rapid development of new products which require additional personnel, capital expenditures and working capital or in the event of unforeseen difficulties, additional financing may be needed even if the Company has realized significant product sales.

         SUMMARY OF ANTICIPATED PRODUCT RESEARCH AND DEVELOPMENT. The Company will continue its product research and development and continue to implement what the Company believes to be a feasible plan for product development. The Company has modified the feasibility plan since the last reporting period by placing development of the EpiDNA Nanogram Assay kits on hold indefinitely, while the Company further evaluates the market potential of this product. The Company believes its resources can be better employed in the research and development of other products and technologies, including potential applications of its nucleic acid labeling technology. The Company is also evaluating the feasibility of outsourcing commercial production of the Picogram Assay. The major components of the plan of operations as revised from the last reporting period are as follows:

1998           /bullet/ Complete  launch for modified  EpiDNA  Picogram  Assay kit (on a preliminary basis to seek customer evaluations).

               /bullet/ Development of automated production protocols for the
                        EpiDNA Picogram Assay.

                        (The Company is evaluating the feasibility of outsourcing commercial production, including development of automated protocols).

               /bullet/ Continued research in applications of Genetic Vectors'
                        nucleic acid labeling technology. The Company had previously reported that this research would be completed in 1997, however, the Company will devote more time and resources to these applications in 1998 than previously projected.

1999           /bullet/ Initiation of EasyID DNA probe product development for quality assurance in the food and beverage industry.

               /bullet/ Completion of first DNA labeling product for test marketing in the molecular biology research market. (The Company anticipates that this product will be completed in 1999 instead of 1998.)

               /bullet/ Research in the application of automated techniques of
                        DNA analysis for EpiDNA.

         SIGNIFICANT PLANT OR EQUIPMENT PURCHASES. The Company does not currently anticipate any significant plant or equipment purchases during the next twelve months.

         CHANGES IN THE NUMBER OF EMPLOYEES. The Company currently has nine employees. As shown in the following chart, the Company anticipates hiring additional personnel during 1998 and 1999 in connection with its research and development and product development plan. The Company believes that these personnel will be adequate to accomplish the tasks set forth in its plan.

PROPOSED PERSONNEL ADDITION PLAN            1998           1999
--------------------------------            ----           ----
SALES AND ADMINISTRATION
Administrative Personnel .................     1              1
Director - Sales and Marketing ...........     1              0
Salespersons .............................     0              2
Technical Info/Inside Sales ..............     1              2
Supervisors ..............................     0              1
Technicians ..............................     2              3
                                              --             --
TOTAL PROPOSED NEW EMPLOYEES .............     5              9
                                              ==             ==
TOTAL EMPLOYEES AT END OF YEAR............    14             23
                                              ==             ==

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         The Company generated sales of $39,260 during Fiscal 1997, which were attributable to the preliminary launch of its Picogram Assay product. During 1997 the Company was awarded a grant for $99,897 from the National Institute of Health and the National Institute of Allergy and Infectious Diseases for rapid identification of fungal species. In this connection the Company recognized grant revenue aggregating $64,000 during 1997. The award terminated on February 27, 1998.

         It must be stressed that the sales generated by the Company during Fiscal 1997 were preliminary in nature, and represented the purchase of product samples by the purchasers primarily for evaluation purposes. The Company has removed the Picogram Assay from the market and the Company currently has no sales activity. The Company plans to reintroduce the Picogram Assay in the third quarter of 1998; however, the Company remains largely a development stage company with expenditures far exceeding any revenues.

         Research and development expenses for Fiscal 1997 increased by $734,838. The increase was largely attributable to (a) accelerated product improvement efforts on EpiDNA Picogram Assay kits, (b) development efforts on the core labeling technology, and (c) costs pertaining to the Company's preliminary manufacturing activities.

         Operating expenses for Fiscal 1997 increased by $1,254,784. The more significant expenses relate to salaries, professional fees, advertising and facility-related expenses. In anticipation of the Company's roll out of its product, the Company increased its operating costs, which upon the withdrawal of the product from the marketplace were reduced.

         The Company had interest income of $198,776 during Fiscal 1997. No interest income was earned during Fiscal 1996. This interest income was attributable to interest earned on certificates of deposit and money market accounts which represented the investment of the net proceeds of the Company's initial public offering (the "Offering").

         LIQUIDITY AND CAPITAL RESOURCES. The Company had net cash of $4,745,208 at the beginning of Fiscal 1997, consisting of the net proceeds received by the Company in the Offering. The net cash used by the Company in operating activities aggregated $2,043,194. This was largely attributable to increases in research and development and general and administrative expenses. The Company's net cash used in investing activities aggregated $583,804 during 1997, consisting mainly of equipment purchases, building improvements and patent expenditures.

         As of December 31, 1997, the Company had total stockholders' equity of $2,633,820. The Company has no long term debt. The Company had $2,102,467 in cash and cash equivalents as of this date. These amounts represent, in large part, the remainder of the net proceeds generated from the Offering. The Company anticipates that such proceeds will last for the remainder of 1998. Absent significant sales, additional financing will be necessary at that time for the Company to continue operations. Additionally, the Company expects to evaluate acquisition candidates. The Company may have to use some of its available cash in connection with acquisitions if any are identified or consummated. See "Business - Intellectual Property Rights."

         YEAR 2000 COMPUTER ISSUES. Computer programs have typically abbreviated dates by eliminating the first two digits of the year under the assumption that these two digits would be 19. As the year 2000 approaches, these systems may not be able to recognize current dates. The Company has reviewed its computer programs as they relate to electronic exchanges with customers and suppliers and has adopted a Year 2000 Plan that will be carried out during 1998. The Company does not expect its implementation to have a material effect on the Company's results of operations or liquidity.

         IMPACT OF INFLATION. Although inflation has slowed in recent years, it is still a factor in the United States economy and the Company continues to seek ways to mitigate its impact. To the extent permitted by competition, the Company intends to pass increased costs on to its customers by increasing sales prices over time. In addition, the Company places all of its major supplier purchases out to bid.

         GOING CONCERN OPINION. The Company's independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the Company's 1997 and 1996 financial statements which states that the Company's dependence on outside financing and losses since inception raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         NEW FASB PRONOUNCEMENTS. The Company is required to implement Financial Accounting Standard ("FAS") No. 130 (Reporting Comprehensive Income) during its 1998 fiscal year. FAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

         Statement of Financial Accounting Standards ("SFAS") No. 131 (Disclosures about Segments of an Enterprise and Related Information) supersedes SFAS No. 14 (Financial Reporting for Segments of a Business Enterprise). SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         These new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative financial information for earlier years to be restated. Due to the recent issuance of these standards, the Company's management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Genetic Vectors, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of Genetic Vectors, Inc., (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997 and the cumulative period from January 1, 1992 (inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsiblity is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genetic Vectors, Inc., (a development stage company) as of December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 and the cumulative period from January 1, 1992 (inception) through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's dependence on outside financing and losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /S/ BDO SEIDMAN, LLP
                                                           ---------------------
Miami, Florida                                             BDO Seidman, LLP
March 19, 1998


                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET

--------------------------------------------------------------------------------

DECEMBER 31,                                                           1997
--------------------------------------------------------------------------------
ASSETS

Current
  Cash and cash equivalents                                      $2,102,467
--------------------------------------------------------------------------------

Total current assets                                              2,102,467

Equipment and improvements, net (Note 3)                            451,014
Patents and license agreement, net of $10,717 of
  accumulated amortization (Note 7)                                 234,881
--------------------------------------------------------------------------------
                                                                 $2,788,362
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                       $  154,542
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 6)
  Common stock, $.001 par value, 10,000,000 shares
    authorized, 2,339,634 shares issued and outstanding               2,340
  Additional paid-in capital                                      6,169,458
  Deficit accumulated during the development stage               (3,537,978)
--------------------------------------------------------------------------------

Total stockholders' equity                                        2,633,820
--------------------------------------------------------------------------------

                                                                 $2,788,362
================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                 CUMULATIVE FROM
                                 JANUARY 1, 1992
                                    (INCEPTION)     FOR THE        FOR THE
                                      THROUGH      YEAR ENDED     YEAR ENDED
                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                        1997           1997           1996
--------------------------------------------------------------------------------
REVENUE:
  Sales                         $     39,260   $     39,260     $          -
  Grant revenue                      113,250         64,000
--------------------------------------------------------------------------------
Total revenue                        152,510        103,260                -
--------------------------------------------------------------------------------

COSTS AND EXPENSES:
  Operating                        2,281,559      1,573,534          318,750
  Research and development         1,553,162        805,711           70,873
  Depreciation and amortization       62,440         55,505            3,811
--------------------------------------------------------------------------------

Total expenses                     3,897,161     2,434,750          393,434
--------------------------------------------------------------------------------

INTEREST                             206,673       198,776                -
--------------------------------------------------------------------------------

Net loss                        $ (3,537,978)  $(2,132,714)     $  (393,434)
--------------------------------------------------------------------------------

Weighted average
  common shares outstanding
  (Note 6)                                 -     2,339,634        1,721,860
--------------------------------------------------------------------------------

Net loss per common share-basic
  and diluted                   $          -   $      (.91)     $      (.23)
================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

--------------------------------------------------------------------------------
                                                                                           DEFICIT
                                                                    ADDITIONAL            ACCUMULATED
                                                                       PAID-IN             DURING THE
                                             SHARES       AMOUNT       CAPITAL      DEVELOPMENT STAGE         TOTAL
--------------------------------------------------------------------------------------------------------------------
Initial capitalization for cash at
  $0.0000625 per share (Note 6(a))        1,600,000   $    1,600   $    (1,500)    $                -   $       100

Capital contribution (Note 6(b))                  -            -       500,000                      -       500,000

Net loss                                          -            -             -               (260,484)     (260,484)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992              1,600,000        1,600       498,500               (260,484)      239,616

Net loss                                          -            -             -               (205,753)     (205,753)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993              1,600,000        1,600       498,500               (466,237)       33,863

Net loss                                          -            -             -               (318,927)     (318,927)
--------------------------------------------------------------------------------------------------------------------
Balance at  December 31, 1994             1,600,000        1,600       498,500               (785,164)     (285,064)

Net loss                                          -            -             -               (226,666)     (226,666)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              1,600,000        1,600       498,500             (1,011,830)     (511,730)

Issuance of common stock for cash, at
  $5.00 per share, net of offering costs
  of 70,000 (Note 6(c))                     110,000          110       479,990                      -       480,100

Conversion of $413,518 due to parent in
  exchange for 41,352 shares of common
  stock (Note 6(f))                          41,352           42       413,476                      -       413,518

Conversion of $132,822 of accrued payroll
  and consulting to the president and
  chairman of the Board for 13,282 shares
  of common stock (Note 6(f))                13,282           13       132,809                      -       132,822

Issuance of common stock
  at $10.00 per share, net of
  offering costs of $1,180,249
  (Note 6(g))                               575,000          575     4,569,176                      -     4,569,751

Stock options granted for services
  (Note 6(c))                                     -            -        56,250                      -        56,250
Net loss                                          -            -             -               (393,434)     (393,434)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996              2,339,634   $    2,340   $ 6,150,201     $       (1,405,264)  $ 4,747,277

Offering cost refund (Note 6(g))                  -            -        25,500                      -        25,500
Offering costs (Note 6(g))                        -            -        (6,243)                     -        (6,243)
Net loss                                          -            -             -             (2,132,714)   (2,132,714)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997              2,339,634   $    2,340   $ 6,169,458     $       (3,537,978)  $ 2,633,820
====================================================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                        CUMULATIVE FROM
                                        JANUARY 1, 1992            FOR THE          FOR THE
                                     (INCEPTION)THROUGH         YEAR ENDED       YEAR ENDED
                                           DECEMBER 31,       DECEMBER 31,     DECEMBER 31,
                                                   1997               1997             1996
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                                $  (3,537,978)    $   (2,132,714)   $     (393,434)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
     Depreciation and amortization               62,440             55,505             3,811
     Write-off of acquired technology            15,000             15,000                 -
     Stock options granted for services          56,250                  -            56,250
     Increase in accounts payable
      and accrued liabilities                   287,364             19,015            19,913
---------------------------------------------------------------------------------------------
Total adjustments                               421,054             89,520            79,974
---------------------------------------------------------------------------------------------
Net cash used in operating activities        (3,116,924)        (2,043,194)         (313,460)
---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of equipment and improvements       (502,737)          (478,557)          (16,794)
  Patent costs and license agreements          (260,598)          (105,247)          (48,586)
---------------------------------------------------------------------------------------------
Net cash used in investing activites           (763,335)          (583,804)          (65,380)
---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Increase due to parent                        413,518                  -            39,098
  Proceeds from note payable                     35,000                  -            35,000
  Payment on notes payable                      (35,000)           (35,000)                -
  Net proceeds from issuance of common stock  5,049,951                  -         5,049,851
  Capital contribution                          500,000
  Offering refund                                25,500             25,500                 -
  Offering costs                                 (6,243)            (6,243)                -
---------------------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities                        5,982,726            (15,743)        5,123,949
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                            2,102,467         (2,642,741)        4,745,109
Cash and cash equivalents at beginning
  of period                                           -          4,745,208                99
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end
  of period                               $  2,102,467      $    2,102,467    $    4,745,208
=============================================================================================
SUPPLEMENTAL DISCLOSURES:
  Conversion of due to parent in
    exchange for stock                    $    413,518      $            -    $      413,518
  Conversion of accrued wages
    for stock                             $    132,822      $            -    $      132,822
  Cash paid for interest                  $          -      $            -    $            -
  Cash paid for taxes                     $          -      $            -    $            -
=============================================================================================


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Genetic Vectors, Inc. (the "Company"), formerly a subsidiary of Nyer Medical Group, Inc. ("Nyer"), was incorporated on December 28, 1991. The Company was organized to supply genetic engineering tools and analytical kits to the biotechnology and molecular biology markets. The Company's products are intended to allow biopharmaceutical companies to test for biopharmaceutical product purity in compliance with regulatory standards. The Company is in the development stage and its operations to date have largely consisted of research and development of its products. The Company had no financial activities from December 28, 1991 to December 31, 1991. Accordingly, January 1, 1992 has been used as the inception date of these financial statements.

These financial statements include the specifically indentifiable expenses of the Company incurred by Nyer on behalf of the Company.

Nyer, which previously owned 74.9% of the Company's common stock, distributed to its shareholders 512,000 shares, representing 32% of the outstanding shares of the Company's common stock as of May 31, 1996.

PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an intitial maturity of three months or less when purchased to be cash equivalents.

RESEARCH AND DEVELOPMENT COSTS

Expenditures relating to the Company's product research, development and testing are expensed as incurred.

EQUIPMENT AND IMPROVEMENTS AND DEPRECIATION

Equipment and improvements are recorded at cost. Depreciation is provided over the estimated useful life of the assets which range from three to ten years.

PATENTS AND LICENSE AGREEMENT

Patents and the license agreement are carried at cost less accumulated amortization. Amortization is computed using the straight line method over the estimated useful life of the patents which range from 15.5 to 17 years.

The Company continually evaluates the carrying value of its patents and license agreement. Impairments are recognized when the expected future operating cash flows to be derived from such intangible assets are less than their carrying values.

REVENUE

The Company recognizes revenue from sales upon delivery of the product to a customer.

During 1997 the Company was awarded a grant for $99,897 from the National Institute of Health and the National Institute of Allergy and Infectious Diseases for rapid identification of fungal species. The award terminated on February 27, 1998. In this connection, the Company recognized grant revenue aggregating $64,000 during 1997.

INCOME TAXES

Income taxes are accounted for using the liability approach under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

The Company filed a consolidated income tax return with its

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

parent through March 25, 1996. Thereafter, it filed on a separate company basis.

NET LOSS PER COMMON SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which simplifies the computation of earnings per share. Net loss per share amounts for the year ended December 31, 1997 have been recalculated to give effect to the application of SFAS No. 128. The restatement had no material effect on the Company's financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist principally of cash and cash equivalents and accounts payable. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of December 31, 1997. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130 "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate the resources and in assessing performance.

Both SFAS No. 130 and No. 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

2.  LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has been involved in the research and design of its product, the development of an organizational infrastructure, and the performance of preliminary

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

marketing and promotional activities. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its development activities, and to achieve a level of sales adequate to support its cost structure. Through December 31, 1997, the Company incurred losses totaling $3,537,978, used cash from operating activities in the amount of $3,116,924 and has been unable to develop a customer base for its product which raises substantial doubt about the Company's ability to continue as a going concern. In December 1997, as a result of the Company removing its product from the marketplace, the Company is currently in violation of its license agreement. Pursuant to the license agreement, the University of Miami may terminate this agreement. In this connection the Company has obtained a waiver through August 31, 1998. Such expiration or termination of the License Agreement would have a material adverse effect on the Company's business, financial condition and viability.

The Company is in the process of discussing with two potential private investors the possibility of obtaining additional funds of $1,000,000 - $5,000,000 in exchange for shares of the Company's common stock. If the Company is not successful in obtaining additional funds, it intends to fund future development activities through acquisitions of operating entities in exchange for shares of its common stock.

There can be no assurance that the Company will be successful in consummating its plans, or that such plans, if consummated, will enable the Company to attain profitable operations or continue as a going concern.

3.  EQUIPMENT AND IMPROVEMENTS

The Company's equipment is summarized as follows:

DECEMBER 31,                                      1997
------------------------------------------------------
Laboratory equipment                       $   338,576
Computers                                       45,882
Phone equipment                                 58,245
Leasehold improvements                          38,378
Office furniture                                18,052
Software                                         3,604
------------------------------------------------------
                                               502,737
Less accumulated depreciation                  (51,723)
------------------------------------------------------
                                           $   451,014
======================================================

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.  DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS

Certain key components of the Company's products are currently provided by a limited number of sources, and one component is provided by a single source.

5.  INCOME TAXES

At December 31, 1997, the Company had a federal net operating loss (NOL) of approximately $3,267,000. The NOL expires during the years 2007-2012. In the event of a change in ownership of the Company, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

Realization of any portion of the approximate $1,230,000 deferred tax asset at December 31, 1997, resulting from the utilization of the NOL, is not likely, accordingly, a valuation allowance has been established for the full amount of such asset.

Net operating loss carryforward                 $1,230,000
Less: Valuation allowance                        1,230,000
Net deferred tax asset                          $        -

6.  STOCKHOLDERS' EQUITY (DEFICIT)

a) During 1992, the Company issued 100 shares of common stock for $100 as the initial capitalization of the Company. In June 1996, the Company issued a stock dividend in the form of a 15,999 for 1 stock split. The components of stockholders' equity (deficit), all shares and per share amounts have been retroactively adjusted to reflect the stock split. The Company also recapitalized its common stock to 10,000,000 shares, $.001 par value.

b) During 1992, the Company received $500,000 in additional capital contributions.

c) In June 1996, in connection with a private placement, the Company issued 110,000 shares of common stock, at $5.00 per share for cash of $480,100 net of offering costs of $70,000.

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         In addition, during June 1996, the Company granted non-plan stock options to purchase 75,000 shares of common stock at an exercise price of $5.00 per share (estimated fair value based upon the price of common stock sold in the private placement) to a consultant who became a director in August 1996. Options to purchase 25,000 of such shares were exercisable immediately. Options to purchase 25,000 of such shares became exercisable July 24, 1996 upon the execution of the employment agreement with the Company's Chief Executive Officer. The remaining 25,000 of such shares became exercisable upon the closing of the Company's initial public offering. The fair value of such options amounting to $56,250 was charged to operations during the period ended December 31, 1996. During 1997, approximately $30,000 was paid to this director for consulting services.

d) In July 1996, the Company granted ten year stock options to purchase 75,000 shares of common stock at 120% of the initial public offering price to the Chief Executive Officer. Options to purchase 25,000, 25,000 and 25,000 of such shares vest immediately, six months after the completion of the initial public offering, and one year after the completion of the initial public offering, respectively.

e) In August 1996, the Company granted ten year options, which vested one year after the grant date, to purchase 5,000 shares each of common stock at 120% of the initial public offering price to two directors of the Company.

f) In August 1996, the Company converted the then outstanding $413,518 due to parent (Nyer) in exchange for 41,352 shares of common stock and the then outstanding $132,822 of accrued payroll and consulting fees to the President and Chairman of the Board in exchange for 13,282 shares of common stock. The conversion price was $10.00 per share.

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

g) In December 1996, the Company completed an initial public offering. The offering consisted of 575,000 shares of common stock which raised net proceeds of approximately $4,570,000 (gross proceeds of approximately $5,750,000 less underwriting discounts, commissions and other expenses of the offering totaling approximately $1,180,249). During 1997, the Company incurred additional offering costs of $6,243 and received a refund of $25,500 for overpayment of expenses relating to this transaction.

h) In February 1997, the Company granted ten year options, which vest one year after the grant date, to purchase 5,000 shares each of common stock at 120% of the initial public offering price to two directors of the Company.

i) The following reconciles the components of the earnings per share (EPS) computation:

FOR THE YEARS ENDED DECEMBER 31,                            1997                                               1996
-------------------------------------------------------------------------------------------------------------------
                                                            PER-                                               PER-
                            LOSS           SHARES          SHARE                LOSS              SHARE       SHARE
                     (NUMERATOR)    (DENOMINATOR)         AMOUNT         (NUMERATOR)      (DENOMINATOR)      AMOUNT
-------------------------------------------------------------------------------------------------------------------
Loss per common
  share - basic      $(2,132,714)   2,339,634          $(0.91)          $(393,434)         1,721,860      $   (0.23)

Effect of Dilutive
 Securies
  Options                      -            -               -                   -                  -              -
  Warrants                     -            -               -                   -                  -              -
-------------------------------------------------------------------------------------------------------------------
Loss per common share
  assuming dilution: $(2,132,714)   2,339,634          $(0.91)          $(393,434)         1,721,860      $   (0.23)
===================================================================================================================


         Options to purchase 345,000 shares of common stock at prices ranging from $5.00 to $12.00 per share were not included in the computation of loss per share assuming dilution for 1997 and for 1996 as they would have an anitdilutive effect. 345,000 options which expire through 2008, are still outstanding at December

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         31, 1997. Warrants to purchase 50,000 shares of common stock at $15.00 per share were not included in the computation of loss per common share assuming dilution for 1997 or 1996 as they would have an antidilutive effect. 50,000 warrants which expire in 2001 are outstanding at December 31, 1997.

7.  COMMITMENTS AND CONTINGENCIES

a) The Company has acquired rights to a new nucleic acid labeling and detection technology (the "Technology") pursuant to a license agreement between ProVec, Inc. and the University of Miami and its School of Medicine which was assigned to the Company on January 20, 1992. ProVec, Inc., was owned by the Company's Chairman of the Board. These rights were acquired under certain patents and patent applications pursuant to the license agreement and include the manufacture of products utilitzing the Technology and the marketing and sale of such products. The license agreement provides for a royalty equal to 4% of net sales and can expire or be terminated prior to the Company's development of products using the Technology. As a result of the Company removing the product from the marketplace in December 1997, the Company is currently in violation of its license agreement. Pursuant to the license agreement, the University of Miami may terminate the agreement. In this connection the Company has obtained a waiver through August 31, 1998. Such expiration or termination of the License Agreement would have a material adverse effect on the Company's business, financial condition and viability.

         In addition, certain of the Company's patents and patent applications were made, in part, using federal funds provided by a federal agency, National Institute of Health (NIH), which has an nonexclusive, nontransferable, irrevocable license. Under this nonexclusive license, NIH can use the Technology in federally-funded projects or it can, if provided in a treaty or agreement, sublicense the Technology. This nonexclusive

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         license did not terminate with the licensing of the Technology to the Company. NIH also has certain rights allowing it to grant licenses to third parties, even exclusive licenses, if it is determined that practical application of the invention is not occuring, as well as march-in rights to meet unmet health or safety needs. The grant of an exclusive license, or the exercise of march-in rights, would cause the Company to suffer a material adverse effect on its business, financial condition and viability.

b) In 1994, the Company entered into an agreement with an investment firm whereby the investment firm assisted the Company in obtaining $135,000 in funding through its parent. In consideration for these services, the Company will pay to the investment firm 5% of sales until five years from the date of the agreement have passed or the cumulative payments total $50,000, whichever occurs first. During 1997, the agreement was assigned to a firm affiliated with the Company's underwriter. No payments were made through December 31, 1997.

c) In August 1996, the Company entered into a three year employment agreement with the Chairman of the Board for a base salary of $125,000. Pursuant to the agreement, the Company granted ten year options vesting over a three year period, exercisable during the period of employment, to purchase 100,000 shares of common stock at an exercise price equal to 120% of the initial public offering price per share of common stock.

d) The Company entered into a new lease during June 1997 for office and laboratory space. The facility is leased for a ten year term with annual rental payments of approximately $192,000 and annual increases of 3%. Rent expense for 1997 and 1996 aggregated approximately $90,900 and $6,725, respectively.

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

e)       Minimum guaranteed lease payments under this lease are as follows:

         1998                $  187,000
         1999                   193,000
         2000                   199,000
         2001                   205,000
         2002                   211,000
         Thereafter           1,028,000
         ------------------------------
                             $2,023,000
         ==============================

After five years the Company has the option to cancel its lease agreement for a cancellation fee equal to three months of the then-monthly rent. A director received approximately $109,000 for consulting services in connection with the identification of the facility, negotiation of the lease and design, engineering and construction management services.

8.  STOCK BASED COMPENSATION

At December 31, 1997, the Company has a fixed stock option plan and non-plan options which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

In August 1996, the Company adopted an Incentive Plan (the "Plan") under which 300,000 shares of common stock will be reserved for issuance upon exercise of stock based awards including, non-qualified stock options, incentive stock options, stock appreciation rights or for issuance of restricted shares of common stock or other stock-based awards. The Plan is also authorized to issue short-term cash incentive awards. The Plan will be administered by a plan administrator which may consist of either the Board or such committees, officers and/or employees of the Company as the Board may so designate. The purchase price of each share of common stock purchased upon exercise of any option granted is as follows: i) Incentive stock options shall be

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

equal to or greater than the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (ii) Options granted to 10% holders and designated by the Plan Administrator as Incentive Stock Options shall be equal to or greater than 110% of the fair market value of the common stock on the date of the grant as required under
Section 422 of the Internal Revenue Code, (iii) Non-employee director options shall be equal to or greater than the fair market value of the common stock on the date of the grant.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: no dividend yield percent; expected volatility of 0.465 and 0.001; risk-free interest rates of 6.5% and 6.1%, and expected lives of 10 years for the Plan and non-plan options.

Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:


                                             1997            1996
--------------------------------------------------------------------

Net loss
  As reported                         $(2,132,714)      $(393,434)
  Pro forma                            (2,400,514)       (393,434)

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Net loss per common share
  As reported                         $(.91)           $(.23)
  Pro forma                           (1.03)            (.23)

Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would not have differed for 1996.

A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 1997, and changes during the year ending on that date is presented below:

                                              DECEMBER 31,         DECEMBER 31,
                                                      1997                 1996
                                                 WEIGHTED-            WEIGHTED-
                                                   AVERAGE              AVERAGE
                                                  EXERCISE             EXERCISE
                                 SHARES              PRICE  SHARES        PRICE
-------------------------------------------------------------------------------
Outstanding at beginning
 of year                        335,000         $10.43            -     $     -
Granted                          10,000          12.00      335,000       10.43
Exercised                             -              -            -           -
Forfeited                             -              -            -           -
-------------------------------------------------------------------------------
Outstanding at end
 of year                        345,000          10.48      335,000       10.43
-------------------------------------------------------------------------------
Options exercisable
 at year-end                    218,333           9.60      100,000        6.75
Weighted-average
 fair value of options
 granted during the year         10,000           6.00      335,000        2.09
===============================================================================

The following table summarizes information about fixed stock options and non-plan options outstanding at December 31 1997:

OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
-------------------------------------------------------------------------------


                   NUMBER      AVERAGE  WEIGHTED-          NUMBER    WEIGHTED-
RANGE OF      OUTSTANDING    REMAINING    AVERAGE     EXERCISABLE      AVERAGE
EXERCISE               AT  CONTRACTUAL   EXERCISE              AT     EXERCISE
  PRICES         12/31/97         LIFE      PRICE        12/31/97        PRICE
-------------------------------------------------------------------------------
$5.00-$12.00    345,000       8.63       $10.48        218,333      $9.60

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company's present directors and executive officers are as follows:

NAME                                                             AGE                      POSITION
----                                                             ---                      --------
Mead M. McCabe, Sr., Ph.D. ...................................   60          Chairman of the Board of Directors

Mead M. McCabe, Jr. ..........................................   31           President and Secretary; Director

Mark E. Burroughs ............................................   41                       Director

Jack W. Fell, Ph.D. ..........................................   65                       Director

Allyn L. Golub, Ph.D. ........................................   57                       Director

James A. Joyce ...............................................   36                       Director

Michael C. Foley..............................................   54                       Director

         MEAD M. MCCABE, SR., PH.D. is the founder of the Company and the inventor of the EpiDNA technology. Dr. McCabe is the Chairman of the Board of Directors of the Company. He holds a B.S. in Zoology from Pennsylvania State University and a Ph.D. in Biology from the University of Miami. Since 1972, he has been on the faculty of the University of Miami School of Medicine, and currently is on the faculty of the Department of Microbiology and Immunology. From November 1995 to July 1996 he served as a consultant in chromatographic process development for Viragen, Inc. Dr. McCabe's research interests center on the molecular mechanisms of microbial diseases and he has taught undergraduate courses in molecular pathogenesis. Dr. McCabe served four years on the Oral Biology and Medicine Study Section at the National Institutes of Health and has consulted for the NIH on numerous other occasions since 1976. He has been awarded NIH research grants, including a recent S.B.I.R. Phase I grant. Dr. McCabe has been a director of the Company since its inception. Dr. McCabe is the father of Mead McCabe, Jr.

         MEAD M. MCCABE, JR. is the President and Secretary of the Company and is responsible for the Company's corporate development, sales and marketing. Mr. McCabe serves as the Company's interim Chief Financial Officer and as such is responsible for the Company's financial and accounting matters. Mr. McCabe has a B.S. in International Business from Auburn University and an M.B.A. in both Finance and International Business from the University of Miami. Mr. McCabe joined Genetic Vectors in September 1993. Prior to that, Mr. McCabe was a financial consultant with Merrill Lynch for two years. Mr. McCabe became a director of the Company on October 16, 1993.

         MARK E. BURROUGHS has served as a director of the Company since March 1995. He is currently a principal of Burroughs Properties, L.L.C., a full service real estate development, brokerage and asset management concern. He has been the Managing Partner/Broker-In-Charge of Diversified Holdings International, Inc., an investment and venture capital firm with primary holdings in real estate, management consulting, computer software and wine making since 1984. He previously was a principal of Capital Associates, L.P., a full service real estate development, brokerage and asset management entity. From 1988 to 1991 Mr. Burroughs also represented Stiles Corporation/Tribune Company Joint Venture as Owner's Representative/Senior Development Manager, managing the development of the New River Center in Fort Lauderdale, Florida. He also served from 1980 to 1983 as Vice President and Project Manager of Cheezem Development Corp., a publicly held real estate development and asset management company.

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

         ALLYN L. GOLUB, PH.D. is currently the Chairman of the Board of Directors of Guidelines, Inc., a company which specializes in pharmaceutical development and regulatory affairs. He has been associated with Guidelines, Inc. since October, 1986. Dr. Golub was Vice President, Clinical and Technical Affairs of Key Pharmaceuticals from 1981 to 1986. Prior to serving as Vice President, Dr. Golub was Director of Research and Development of Key Pharmaceuticals from 1978 to 1981 and Clinical and Professional Coordination in 1977 and 1978. From 1986 to 1991 and from 1987 to 1990, Dr. Golub was a consultant with Shering-Plough Corp., and served as the president of the Science-Technology Alliance, respectively. Dr. Golub has a B.A. in Biology from the University of Hartford, Connecticut and an M.S. and Ph.D. in Cellular-Molecular Biology from the University of Miami. He became a director of the Company on February 7, 1997.

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

         MICHAEL C. FOLEY is currently a Senior Vice President and Director of Janney Montgomery Scott, Inc., an investment banking firm, where he has been employed since 1994. Prior to these positions he served as President and Chief Executive Officer of Foley, Mufson Howe & Company, an investment banking firm, from 1992 to 1994. Mr. Foley has worked in the securities industry for over twenty-five years. He is past Chairman of the Securities Industry Association's Mid-Atlantic Division and past President of the Bond Club of Philadelphia. Mr. Foley is a graduate of Villanova University and received a Masters Degree in Business Administration from the University of Pittsburgh. Mr. Foley became a director of the Company on January 12, 1998.

         RESIGNATION OF DIRECTOR. Mr. William Clifford re-joined the Company's Board of Directors on January 12, 1998, but resigned on February 9, 1998.

         ELECTION OF DIRECTORS AND EXECUTIVE OFFICERS.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company is not aware of any failure to comply with the ownership reporting requirements of Section 16(a) promulgated under the Securities Exchange Act of 1934, as amended, during Fiscal 1997 by any of its executive officers, directors or owners of more than 10% of the outstanding shares of Common Stock.


ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

         Non-employee directors receive a fee of $500 for each Board of Directors meeting attended, plus travel expenses.

         The Company's 1996 Incentive Plan (the "Incentive Plan") provides that directors who are not employees of the Company are automatically granted an option to purchase 5,000 shares of the Company's Common Stock in connection with their appointment to the Board of

Directors. Such options will vest after one year of service on the Board of Directors. The options granted to the Company's non-employee directors (Mr. Burroughs, Dr. Fell and Dr. Golub) have an exercise price of $12.00 per share (120% of the offering price in the Company's initial public offering). Options to purchase 5,000 shares of Common Stock were granted to Mr. Michael Foley on January 12, 1998 (the date he joined the Board of Directors). Options granted in the future will be priced at no less than 100% of the Common Stock's fair market value on the date of the grant. Options granted to non-employee directors will be non-statutory options and will become exercisable after one year of service on the Board and will be exercisable for ten years from the date of the grant, except that options exercisable at the time of a director's death may be exercised for twelve months thereafter. Under the terms of the Incentive Plan, neither the Board of Directors nor any committee of the Board of Directors will have any discretion with respect to options granted to directors.

EXECUTIVE COMPENSATION

         The following table shows all the cash compensation paid by the Company as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 1997, 1996, and 1995 to Mead M. McCabe, Sr., Ph.D., Chairman of the Company. No restricted stock awards, long-term incentive plan payouts or other types of compensation other than the compensation identified in the chart below were paid to Dr. McCabe during fiscal years 1997, 1996, and 1995. No other executive officer of the Company earned a total annual salary and bonus for any of these years in excess of $100,000. The summary compensation table which follows includes all payments to Dr. McCabe for fiscal years 1997, 1996, and 1995.

                                  ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                                  -------------------                    ----------------------

                                                                           AWARDS            PAYOUTS
                                                                           ------            -------

                                                                    RESTRICTED
                                                    OTHER ANNUAL      STOCK      OPTIONS/   LTIP          ALL OTHER
NAME AND PRINCIPAL      YEAR   SALARY     BONUS     COMPENSATION   AWARD(S) ($)  SARS (#)   PAYOUTS    COMPENSATION ($)
POSITION                          ($)       ($)         ($)                                    ($)
------------------------------------------------------------------------------------------------------------------------

Mead M. McCabe,  Sr.,   1997   $125,000     -0-         -0-            -0-          -0-        -0-           -0-
Ph.D., Chairman of
the Board of
Directors

                        1996   $125,000     -0-         -0-            -0-      100,000(1)     -0-           -0-
                        1995   $125,000     -0-         -0-            -0-          -0-        -0-           -0-

(1) These options were granted on August 15, 1996, and have an exercise price of $12.00 per share. They vest in equal increments over a three year period. All of these grants are for options to purchase Common Stock. No SAR's were granted.

                        AGGREGATED OPTIONS/SAR EXERCISES
                            IN LAST FISCAL YEAR AND
                     FISCAL YEAR END OPTIONS/SAR VALUES(1)


                                                            NUMBER OF
                                                            SECURITIES                VALUE OF
                                                            UNDERLYING               UNEXERCISED
                           SHARES                           UNEXERCISED              IN-THE-MONEY
                        ACQUIRED ON        VALUE          OPTIONS/SAR'S AT         OPTIONS/SAR'S AT
NAME                      EXERCISE       REALIZED($)       FISCAL YEAR END         FISCAL YEAR END
----                      --------       -----------       ---------------         ---------------
----------------------------------------------------------------------------------------------------
Mead M. McCabe, Sr.          -0-             -0-        Exercisable:   33,333             -0-
                                                        Unexercisable: 66,667

----------------

(1) These grants represent options to purchase Common Stock. No SAR's have been granted.

EMPLOYMENT AGREEMENTS

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

         Effective July 24, 1997, the employment agreement expired between the Company and Richard H. Tullis, Ph.D., its former Chief Executive Officer. Dr. Tullis' employment agreement was not renewed.

INCENTIVE PLAN

         OVERVIEW OF THE INCENTIVE PLAN

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

         ADMINISTRATION

         The Incentive Plan is administered by a plan administrator, which is currently the Compensation Committee of the Board of Directors. The plan administrator has been granted exclusive and final authority under the Incentive Plan with respect to all determinations, interpretations and other actions affecting the Incentive Plan and its participants.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The following table sets forth, as of April 15, 1998, information with respect to the beneficial ownership of the Company's Common Stock by (i) persons known by the Company to beneficially own more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                                   COMMON STOCK
                                                            BENEFICIALLY OWNED (1), (2)
                                                       --------------------------------------
NAME/ADDRESS                                                 NUMBER             PERCENT
                                                       -------------------  -----------------

Mead M. McCabe, Sr. and.........................               166,322(3)            7.1%(3)
Marigrace McCabe (jointly)
12901 SW 63rd Ct.
Miami, FL 33156

Mead M. McCabe, Sr. ............................                 1,000(3)           0.04%(3)
12901 SW 63rd Ct.
Miami, FL 33156

Mead M. McCabe, Jr..............................               102,293(3)            4.4%(3)
5201 N.W. 77th Avenue
Suite 100
Miami, Florida 33133

Nyer Medical Group..............................           929,027(3),(4)       39.7%(3),(4)
1292 Hammond St.
Bangor, ME 04401

James A. Joyce..................................                75,000(5)               3.2%
7825 Bay Avenue
Suite 200
La Jolla, CA 92037

Jack W. Fell, Jr., Ph.D. .......................             5,000(1),(6)        0.2%(1),(6)
University of Miami-RSMAS
4600 Rickenbacker Causeway
Key Biscayne, Florida 33149

Allyn L. Golub, Ph.D. ..........................             5,000(1),(6)        0.2%(1),(6)
10320 USA Today Way
Miramar, Florida 33025

Mark E. Burroughs...............................             5,000(1),(6)        0.2%(1),(6)
4523-C Edwards Mills Road
Raleigh, North Carolina 27612

All directors and executive officers
as a group(7)...................................               359,615(8)           15.4%(8)

---------------------------

(1) Applicable percentage of ownership is based on 2,339,634 shares of Common Stock outstanding as of April 15, 1998 together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 15, 1998 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Common Stock is the only outstanding class of equity securities of the Company.

(2)  Reflects 575,000 shares issued in the Company's initial public offering.

(3) Pursuant to a letter agreement dated March 25, 1996, Nyer Medical agreed to vote the shares of Common Stock held by it to elect one member of the Board of Directors designated by Nyer Medical and the remaining members of the Board of Directors as designated by Dr. McCabe, Mrs. McCabe and Mr. McCabe. If, pursuant to this agreement, the beneficial ownership of Nyer Medical's Common Stock is attributed to Dr. McCabe and Mrs. McCabe (jointly), Dr. McCabe (individually) and Mr. McCabe, they would own 1,095,349, 930,027, and 1,031,320 shares of Common Stock, respectively. Their ownership percentages would be 46.8%, 39.8% and 44.1%, respectively.

(4) Includes Common Stock owned by Nyle International Corp. (115,447 shares) and Mr. Samuel Nyer (4,228 shares), which are deemed to be beneficially owned by Nyer Medical. Mr. Samuel Nyer is the only natural person who may be deemed to be the beneficial owner of the shares of the Common Stock held by Nyer Medical.

(5) Represents 75,000 shares which may be acquired upon the exercise of presently exercisable stock options.

(6) Represents 5,000 shares which may be acquired upon the exercise of presently exercisable stock options.

(7)  Seven (7) persons.

(8) Includes 90,000 shares which may be acquired upon the exercise of presently exercisable stock options.



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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         PAYMENT FOR REAL ESTATE CONSULTING SERVICES

         The Company paid approximately $109,000 to Mark E. Burroughs, a member of the Board of Directors, in 1997. This payment was made to Mr. Burroughs for his services in connection with identification of a facility, lease negotiations and design, and engineering and construction management services for the Company's new facility.

CONSULTING AGREEMENT

         On June 19, 1996 the Company entered into a consulting agreement with Mr. James A. Joyce, who became a director of the Company on August 13, 1996. He was granted options to purchase a total of 75,000 shares of the Company's Common Stock at an exercise price of $5.00 per share, all of which are currently exercisable. These options were not issued through the Incentive Plan. This agreement terminated in December 1996. Mr. Joyce continued to provide consulting services through June 1997. Mr. Joyce's option exercise rights will continue until the fourth anniversary of the execution of such consulting agreement.

NYER MEDICAL SPIN-OFF

         Concurrently with the effective date of the Registration Statement for the Company's Offering (December 20, 1996), Nyer Medical, which owned 74.9% of the Common Stock prior to that Offering, effected a spin-off (the "Nyer Spin-off") to Nyer Medical's shareholders of 512,000 shares of the Company's Common Stock owned by Nyer Medical. The Nyer Spin-off was made to Nyer Medical shareholders of record as of May 31, 1996. The Company has been informed by Nyer Medical's counsel that these shares are freely tradable unless they are held by affiliates of the Company. As a result of the Nyer Spin-off, however, Nyle International Corp. ("Nyle") and Mr. Samuel Nyer received 115,447 and 4,228 shares of Common Stock, respectively. Since Nyle is the majority shareholder of Nyer Medical and Mr. Nyer is the chairman of Nyle, these shares of Common Stock are deemed to be beneficially owned by Nyer Medical, giving Nyer Medical beneficial ownership of 39.7% of the Common Stock.

CONVERSION OF INDEBTEDNESS

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

   10.8     Consulting Agreement dated June 19, 1996      Incorporated by reference to Exhibit No.
            between James A. Joyce and the Company        10.10 to the Registration Statement.

   10.9     Letter Agreement dated December 16, 1994      Incorporated by reference to Exhibit No.
            among Nyer Medical Group, Inc., the           10.11 to the Registration Statement.
            Company, Mead M. McCabe, Sr. And Mead M.
            McCabe, Jr.

  10.10     Investors Finders Agreement dated             Incorporated by reference to Exhibit No.
            June 9, 1994 among Nyer Medical Group,        10.12 to the Registration Statement.
            Inc., and the Company and Gulf American
            Trading Company

  10.11     Industrial Real Estate Lease dated June 12,   Incorporated by reference to Exhibit
            1997 among the Company and Jetex Group, Inc.  No. 10.13 to the Company's Quarterly
                                                          Report on Form 10-QSB for the Quarter
                                                          ended June 30, 1997

  10.12     Letter from University of Miami dated         Provided herewith
            April 10, 1998

   11.      Statement re:  computation of earnings        Not applicable

   18.      Letter on change in accounting principles     Not applicable

   21.      Subsidiaries of the Registrant                Provided herewith



   22.      Published report regarding matters            Not applicable
            submitted to Vote

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

                                                    GENETIC VECTORS, INC.


                                                    By:  /S/ MEAD M. MCCABE, JR.
                                                       -------------------------
                                                         Mead M. McCabe, Jr.
                                                         President

                                                    Date:  April 15, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             DATE                               SIGNATURE                                    TITLE
             ----                               ---------                                    -----

April 15, 1998                  /S/ MEAD M. MCCABE, SR.
                                -----------------------                         Chairman of the Board of
                                Mead M. McCabe, Sr., Ph.D.                      Directors (Principal Executive
                                                                                Officer)

April 15, 1998                  /S/ MEAD M. MCCABE, JR.
                                -----------------------                         President; Director (Principal
                                Mead M. McCabe, Jr.                             Financial Officer; Principal
                                                                                Accounting Officer)

April 15, 1998                  /S/ MARK E. BURROUGHS                           Director
                                ---------------------
                                Mark E. Burroughs

April 15, 1998                                                                  Director
                                ------------------
                                James A. Joyce

April 15, 1998                  /S/ JACK W. FELL                                Director
                                ------------------
                                Jack W. Fell, Ph.D.

April 15, 1998                  /S/ ALLYN L. GOLUB                              Director
                                ------------------
                                Allyn L. Golub, Ph.D.

April 15, 1998                  /S/ MICHAEL C. FOLEY                            Director
                                --------------------
                                Michael C. Foley


                                  EXHIBIT INDEX

 EXHIBIT
   NO.      DESCRIPTION                                   LOCATION                                        PAGE
   3.1      Articles of Incorporation of the Company,     Incorporated by reference to Exhibit No.
            as amended                                    3.1 to
                                                          Registrant's
                                                          Registration Statement
                                                          (the "Registration
                                                          Statement") on Form
                                                          SB-2 (Registration
                                                          Number 333-5530-A).
   3.2      By-laws of the Company                        Incorporated by reference to Exhibit No.
                                                          3.2 to the Registration Statement.
   4.1      Form of Common Stock certificate              Incorporated by reference to Exhibit No.
                                                          4.1 to the Registration Statement.
   4.2      Form of Underwriters' Warrant                 Incorporated by reference to Exhibit No.
                                                          4.2 to the Registration Statement.
   4.3      Form of 1996 Incentive Plan                   Incorporated by reference to Exhibit No.
                                                          4.3 to the Registration Statement.
   10.1     License Agreement dated September 7, 1990     Incorporated by reference to Exhibit No.
            between the University of Miami and its       10.1 to the Registration Statement.
            School of Medicine and ProVec, Inc.

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

   10.8     Consulting Agreement dated June 19, 1996      Incorporated by reference to Exhibit No.
            between James A. Joyce and the Company        10.10 to the Registration Statement.

   10.9     Letter Agreement dated December 16, 1994      Incorporated by reference to Exhibit No.
            among Nyer Medical Group, Inc., the           10.11 to the Registration Statement.
            Company, Mead M. McCabe, Sr. And Mead M.
            McCabe, Jr.

  10.10     Investors Finders Agreement dated             Incorporated by reference to Exhibit No.
            June 9, 1994 among Nyer Medical Group,        10.12 to the Registration Statement.
            Inc., and the Company and Gulf American
            Trading Company



  10.11     Industrial Real Estate Lease dated June 12,   Incorporated by reference to Exhibit
            1997 among the Company and Jetex Group, Inc.  No. 10.13 to the Company's Quarterly
                                                          Report on Form 10-QSB for the Quarter
                                                          ended June 30, 1997

  10.12     Letter from University of Miami dated         Provided herewith
            April 10, 1998

   11.      Statement re:  computation of earnings        Not applicable

   18.      Letter on change in accounting principles     Not applicable

   21.      Subsidiaries of the Registrant                Provided herewith

   22.      Published report regarding matters            Not applicable
            submitted to Vote

   24.      Power of Attorney                             Not applicable

   27.      Financial Data Schedule                       Provided herewith
