Form 10QSB
period 1998-03-31
GENETIC VECTORS INC
filed 1998-05-18
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (MARK ONE)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (No Fee Required)

                  For the quarterly period ended March 31, 1998

    [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from _______ to _______.

                           Commission File No. 0-21739

                              GENETIC VECTORS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          FLORIDA                                          65-0324710
-------------------------------                       -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


5201 N.W. 77TH AVENUE, SUITE 100, MIAMI, FLORIDA            33166
------------------------------------------------           ---------
  (Address of Principal Executive Offices)                 (Zip Code)


                                 (305) 716-0000
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 2,340,017 shares of Common Stock outstanding as of May 14, 1998.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GENETIC VECTORS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE

Balance Sheet                                                          3

Statements of Operations                                               4

Statements of Cash Flows                                               5

Notes to Financial Statements                                          6

                                                         GENETIC VECTORS, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                                     BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

MARCH 31                                                                 1998
--------------------------------------------------------------------------------

Assets

Current

  Cash and cash equivalents                            $              1,672,878
  Other assets                                                            8,843
--------------------------------------------------------------------------------

Total current assets                                                  1,681,721

Equipment, net                                                          467,077

Deferred patent costs                                                   232,615
--------------------------------------------------------------------------------
                                                       $              2,381,413
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities             $                107,315
--------------------------------------------------------------------------------
                                                                        107,315
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

  Common stock, $.001 par value, 10,000,000 shares
authorized, 2,340,017 shares issued and outstanding                       2,340
  Additional paid-in capital                                          6,169,458
  Deficit accumulated during the development stage                   (3,897,700)
--------------------------------------------------------------------------------
Total stockholders' equity                                            2,274,098
--------------------------------------------------------------------------------
                                                       $              2,381,413
================================================================================

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                                GENETIC VECTORS, INC.
                                                        (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------
                                    CUMULATIVE FROM     FOR THE THREE    FOR THE THREE
                                    JANUARY 1, 1992     MONTHS ENDED     MONTHS ENDED
                                   (INCEPTION)THROUGH    MARCH 31,        MARCH 31,
                                     MARCH 31, 1998        1998             1997
--------------------------------------------------------------------------------------
REVENUE:
  Sales                             $    39,260      $      --          $      --
  Grant income:                         149,147           35,897               --
--------------------------------------------------------------------------------------

Total revenue                           188,407           35,897               --
--------------------------------------------------------------------------------------

  Research and development            1,757,935          204,773            115,954
  Operating                           2,497,106          215,547            267,028
  Depreciation and amortization          77,269           14,829              1,838
--------------------------------------------------------------------------------------
Total expenses                        4,332,310          435,149            384,820

OTHER INCOME                            246,203           39,530             18,550
--------------------------------------------------------------------------------------
Net loss                            $(3,897,700)     $  (359,722)       $  (366,270)
--------------------------------------------------------------------------------------
Weighted average
common shares outstanding                              2,339,889          2,322,134
--------------------------------------------------------------------------------------
Net loss per common share - basic
and diluted                                          $      (.15)       $      (.16)
--------------------------------------------------------------------------------------


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                                       GENETIC VECTORS, INC.
                                                               (A DEVELOPMENT STAGE COMPANY)

                                                         STATEMENTS OF CASH FLOW (UNAUDITED)
--------------------------------------------------------------------------------------------
                                          CUMULATIVE FROM     FOR THE THREE    FOR THE THREE
                                          JANUARY 1, 1992     MONTHS ENDED      MONTHS ENDED
                                        (INCEPTION)THROUGH     MARCH 31,          MARCH 31,
                                          MARCH 31, 1998         1998               1997
--------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net loss                                   $(3,897,700)     $  (359,722)     $  (366,270)
  Adjustments  to reconcile net loss
   to net cash used in operating activities:
   Depreciation and amortization                  77,269           14,829            1,838
   Write-off of acquired technology               15,000
   Stock options granted for services             56,250
   Increase in other assets                       (8,843)          (8,843)
   Increase in accounts payable and
     accrued liabilities                         240,137          (47,227)          26,586
--------------------------------------------------------------------------------------------
Total adjustments                                379,813          (41,241)          28,424
--------------------------------------------------------------------------------------------
Net cash used in operating activities         (3,517,887)        (400,963)        (337,846)
--------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of equipment and improvements        (529,997)         (27,260)         (40,361)
  Patent costs                                  (261,964)          (1,366)         (60,000)
--------------------------------------------------------------------------------------------
Net cash used in investing activities           (791,961)         (28,626)        (100,361)
--------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Increase due to parent                         413,518
  Proceeds from note payable                      35,000
  Payment on  note payable                       (35,000)                          (35,000)
  Net proceeds from issuance of common stock   5,049,951
  Capital contribution                           500,000
  Deferred offering refund                        25,500
  Deferred offering costs                         (6,243)
--------------------------------------------------------------------------------------------
Net cash provided by (used on)
financing activities                           5,982,726                           (35,000)
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash                1,672,878         (429,589)        (473,207)
Cash at beginning of period                                     2,102,467        4,745,208
--------------------------------------------------------------------------------------------
Cash at end of period                        $ 1,672,878      $ 1,672,878      $ 4,272,001
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
  Conversion of due to parent in
   exchange for stock                        $   413,518      $      --        $      --
  Conversion of accrued wages for stock      $   132,822      $      --        $      --
--------------------------------------------------------------------------------------------

                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                         GENETIC VECTORS, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)

                                           STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

GENETIC VECTORS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

      In the opinion of the Company, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

      The following reconciles the components of the earnings per share (EPS) computation.

For the Quarters Ended March 31

                                        1998                                         1997
                        -------------------------------------        ------------------------------------
                           LOSS           SHARES    PER SHARE           LOSS          SHARE     PER SHARE
                        (NUMERATOR)   (DENOMINATOR)   AMOUNT         (NUMERATOR)  (DENOMINATOR)   AMOUNT
---------------------------------------------------------------------------------------------------------
Loss per common          $(359,722)     2,340,017     $(.15)         $(366,270)    2,322,134      $(.16)
share - basic

Effect of Dilutive
   Securities
   Options
   Warrants
---------------------------------------------------------------------------------------------------------
Loss per common share    $(359,722)     2,340,017     $(.15)         $(366,270)    2,322,134      $(.16)
 assuming dilution


ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.

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

     The Company has conducted preliminary marketing of the EpiDNA Picogram Assay (the "Picogram Assay"). However, the Company temporarily removed the Picogram Assay from the marketplace during the third quarter of 1997 and is currently in the process of refining it. The Company contemplates the reintroduction of this product in the third quarter of 1998. Accordingly, the Company remains largely a development stage company with its expenditures far exceeding its revenues. After reintroduction of the Picogram Assay, the Company will be closely monitoring the market acceptance of its EpiDNA product line and evaluations and comments provided by customers, and will continue its research and development efforts. Because the Company has not generated significant revenues, the Company intends to continue to report its plan of operation.

PLAN OF OPERATION

     ADDITIONAL FUND RAISING ACTIVITIES. The Company had originally projected that the funds raised in its initial public offering (the "Offering"), which was closed on December 26, 1996, would last for approximately eighteen months after the date of the Offering. The Company now believes it has sufficient funds for the balance of 1998 even if no significant product sales are achieved. If significant product sales are not realized prior to the expenditure of the proceeds of the Offering, the Company will need to raise additional funds within such time period. Additionally, if the Company achieves significant and unexpected rapid development of new products which require additional personnel, capital expenditures and working capital or in the event of unforeseen difficulties, additional financing may be needed even if the Company has realized significant product sales.

     SUMMARY OF ANTICIPATED PRODUCT RESEARCH AND DEVELOPMENT. The Company will continue its product research and development and continue to implement what the Company believes to be a feasible plan for product development. The Company has modified the feasibility plan by placing development of the EpiDNA Nanogram Assay kits on hold while the Company further evaluates the market potential of this product. The Company currently believes its resources can be better employed in the research and development of other products and technologies, including potential applications of its nucleic acid labeling technology. The

Company is also evaluating the feasibility of outsourcing commercial production of the Picogram Assay. The major components of the plan of operations as revised from the last reporting period are as follows:

1998 /bullet/    Complete reintroduction of modified Picogram Assay kit.

     /bullet/ Development of automated production protocols for the Picogram Assay. (The Company is evaluating the feasibility of outsourcing commercial production).

     /bullet/ Continued research in applications of Genetic Vectors' nucleic acid labeling technology. Based on current circumstances, the Company will devote more time and resources to its research connected with these applications in 1998 than previously projected.

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

PROPOSED PERSONNEL ADDITION PLAN                                 1998      1999
--------------------------------                                 ----      ----
SALES AND ADMINISTRATION

Administrative Personnel ................................           1         1

Director - Sales and Marketing ..........................           1         0

Salespersons ............................................           0         2

Technical Info/Inside Sales .............................           1         2

Supervisors .............................................           0         1

Technicians .............................................           2         3
                                                                   ---       ---
TOTAL PROPOSED NEW EMPLOYEES ............................           5         9
                                                                   ===       ===
TOTAL EMPLOYEES AT END OF YEAR...........................          14        23
                                                                   ===       ===

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company generated revenues of $35,897 during the quarter ended March 31, 1998 ("First Quarter 1998"), all of which was attributable to grant income. This grant award terminated on February 27, 1998. The Company had no cost of sales for that period. The Company reported no revenues for the quarter ended March 31, 1997 ("First Quarter 1997"), and accordingly no meaningful comparison to this prior period can be made.

     Although the Company did generate some revenue from sales of its Picogram Assay during Fiscal 1997, it must be stressed that such sales were preliminary in nature, and represented the purchase of product samples by the purchasers primarily for evaluation purposes. The Company has temporarily removed the Picogram Assay from the market and the Company currently has no sales activity. The Company currently contemplates the reintroduction of the Picogram Assay in the third quarter of 1998; however, the Company remains largely a development stage company with expenditures far exceeding revenues.

     Research and development expenses for First Quarter 1998 increased by $88,819 over First Quarter 1997. This increase was largely attributable to additional costs associated with the Picogram Assay redevelopment program.

     Operating expenses for First Quarter 1998 decreased by $51,481 over First Quarter 1997. This decrease was primarily related to the company's focused efforts on research and development.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had net cash of $2,102,467 at the beginning of First Quarter 1998, resulting from the net proceeds received by the Company in the Offering. The net cash used by the Company in operating activities aggregated $400,963. This was largely attributable to increases in operating expenses and research and development activities. The Company's net cash used in investing activities aggregated $28,626 during First Quarter 1998, consisting mainly of equipment purchases.

     As of March 31, 1998, the Company had total stockholders' equity of $2,274,098. The Company has no long term debt. The Company had $1,672,878 in cash and cash equivalents as of this date. These amounts represent, in large part, the remainder of the net proceeds generated from the Offering. The Company anticipates that such proceeds will last for the remainder of 1998. Absent significant sales, additional financing will be necessary at that time for the Company to continue operations. Additionally, the Company expects to evaluate acquisition candidates. The Company may have to use some of its available cash in connection with these acquisitions if any of them are consummated.

PART II

OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) ISSUANCE OF SECURITIES

     During the period covered by this Quarterly Report, the Registrant issued the following securities without registration under the Securities Act of 1933, as amended (the "Act"):

      1. January 2, 1998: 125 shares of common stock.

      2. February 2, 1998: 133 shares of common stock.

      3. March 2, 1998: 125 shares of common stock.

     All of these shares were issued to James Drewitz, a consultant, in return for consulting services provided to the Registrant. These securities were issued pursuant to an exemption available under Section 4(2) of the Act. Other exemptions under the Act may also have been available.

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

         (iv)  Securities sold (all sold for account of the issuer):

                                              AGGREGATE                      AGGREGATE
                                            OFFERING PRICE                    OFFERING
                                 AMOUNT      OF AMOUNT          AMOUNT        PRICE OF
           TITLE               REGISTERED    REGISTERED         SOLD        AMOUNT SOLD
  -------------------------------------------------------------------------------------
  1.  Common Stock              575,000      $5,750,000       $575,000      $5,750,000
  2.  Common Stock pursuant
      to Underwriter Warrants    50,000         750,000         - 0 -           - 0 -
  3.  Underwriter Warrants       50,000             500         50,000             500


         (v)   Underwriting discounts and commissions:        $517,500

               Finder's fees:                                   - 0 -

               Expenses paid for Underwriters:                 217,139

               Other expenses:                                 445,610
               Total Expenses                               $1,180,249

         (vi)  Net Proceeds of Offering Before Referral     $4,569,751

               Refund of Offering Costs:                    $   19,257

               Net Proceeds of Offering:                    $4,589,008

         (vii) Uses of Net Proceeds:

                           Direct or indirect
                           payments to directors,
                           officers, general partners
                           of the issuer or their
                           associates; to persons
                           owning ten percent or more
                           of any class of equity
                           securities of the issuer;       Direct or indirect
                           and to affiliates of the        payment to others
                           issuer
                           ---------------------------     ------------------

Construction of plant,
building and facilities:

Purchase and installation of                     --                $  467,441
machinery and equipment:

Purchase of real estate:                         --                      --
Acquisition of other                             --                      --
business(es):

Repayment of indebtedness:                       --                      --
Working capital:                             $ 30,000              $  420,370


TEMPORARY INVESTMENTS (SPECIFY)
-------------------------------
Merrill Lynch Money Market                                         $  323,748
Account:
Certificate of Deposit:                                            $1,349,130

OTHER PURPOSES (SPECIFY)
------------------------
Research and Development and
   patent protection expenditures:             --                  $1,117,097


Expansion of Manufacturing
facilities:                                  $109,000              $  216,151

Sales and marketing capabilities:               --                 $  155,819

Management Salaries                          $326,442                    --
Investor Relations                              --                 $   73,810


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS.

EXHIBIT
  NO.   DESCRIPTION                     LOCATION                           PAGE
------- -----------                     --------                           ----

  3.1   Articles of Incorporation of    Incorporated by reference to
        the Company, as amended         Exhibit No. 3.1 to
                                        Registrant's Registration
                                        Statement (the "Registration
                                        Statement") on Form SB-2
                                        (Registration Number
                                        333-5530-A).

  3.2   By-laws of the Company          Incorporated by reference to
                                        Exhibit No. 3.2 to the
                                        Registration Statement.

  4.1   Form of Common Stock            Incorporated by reference to
        certificate                     Exhibit No. 4.1 to the
                                        Registration Statement.

  4.2   Form of Underwriters' Warrant   Incorporated by reference to
                                        Exhibit No. 4.2 to the
                                        Registration Statement.

  4.3   Form of 1996 Incentive Plan     Incorporated by reference to
                                        Exhibit No. 4.3 to the
                                        Registration Statement.

 10.1   License Agreement dated         Incorporated by reference to
        September 7, 1990 between the   Exhibit No. 10.1 to the
        University of Miami and its     Registration Statement.
        School of Medicine and
        ProVec, Inc.

 10.2   Assignment of License           Incorporated by reference to Exhibit No.
        Agreement dated January 20,     10.2 to the Registration Statement.
        1992 between ProVec, Inc. and
        EpiDNA, Inc.

 10.3   Agreement between University    Incorporated by reference to Exhibit No.
        of Miami and its School of      10.3 to the Registration Statement.
        Medicine and the Company dated
        August 21, 1996

 10.4   Employment Agreement dated      Incorporated by reference to Exhibit No.
        August 15, 1996 between Mead    10.4 to the Registration Statement.
        M. McCabe, Sr. and the Company

 10.5   Stock Option Addendum to        Incorporated by reference to Exhibit No.
        Employment Agreement dated      10.5 to the Registration Statement.
        August 15, 1996 between Mead
        M. McCabe, Sr. And the Company

 10.6   Employment Agreement dated      Incorporated by reference to Exhibit No.
        August 15, 1996 between Mead    10.6 to the Registration Statement.
        M. McCabe, Jr. and the Company

 10.7   Stock Option Addendum to        Incorporated by reference to
        Employment Agreement dated      10.7 to the Registration Statement.
        August 15, 1996 between Mead
        M. McCabe, Jr. and the Company

 10.8   Consulting Agreement dated      Incorporated by reference to Exhibit No.
        June 19, 1996 between James A. 10.10 to the Registration Statement. Joyce and the Company

 10.9   Letter Agreement dated          Incorporated by reference to Exhibit No.
        December 16, 1994 among Nyer    10.11 to the Registration Statement.
        Medical Group, Inc., the
        Company, Mead M. McCabe, Sr.
        And Mead M. McCabe, Jr.

 10.10  Investors Finders Agreement     Incorporated by reference to Exhibit No.
        dated June 9, 1994 among Nyer   10.12 to the Registration Statement.
        Medical Group, Inc., and the
        Company and Gulf American
        Trading Company

 10.11  Industrial Real Estate Lease    Incorporated by reference to Exhibit No.
        dated June 12, 1997 among the   10.13 to the Company's Quarterly Report
        Company and Jetex Group, Inc.   on Form 10-QSB for the
                                        Quarter ended June 30, 1997

 10.12  Letter from University of       Incorporated by reference to Exhibit No.
        Miami dated April 8, 1998       10.12 to the Company's Annual Report on
                                        Form 10-KSB for the Fiscal Year ended
                                        December 31, 1997

  11.   Statement re: computation of    Not applicable
        earnings

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

Date:  May 15, 1998                       GENETIC VECTORS, INC.


                                          By:/S/ MEAD M. MCCABE, JR.
                                             ------------------------
                                             Mead M. McCabe, Jr.,
                                             President

                                  EXHIBIT INDEX

EXHIBIT
  NO.   DESCRIPTION                     LOCATION                           PAGE
------- -----------                     --------                           ----

  3.1   Articles of Incorporation of    Incorporated by reference to
        the Company, as amended         Exhibit No. 3.1 to
                                        Registrant's Registration
                                        Statement (the "Registration
                                        Statement") on Form SB-2
                                        (Registration Number
                                        333-5530-A).

  3.2   By-laws of the Company          Incorporated by reference to
                                        Exhibit No. 3.2 to the
                                        Registration Statement.

  4.1   Form of Common Stock            Incorporated by reference to
        certificate                     Exhibit No. 4.1 to the
                                        Registration Statement.

  4.2   Form of Underwriters' Warrant   Incorporated by reference to
                                        Exhibit No. 4.2 to the
                                        Registration Statement.

  4.3   Form of 1996 Incentive Plan     Incorporated by reference to
                                        Exhibit No. 4.3 to the
                                        Registration Statement.

 10.1   License Agreement dated         Incorporated by reference to
        September 7, 1990 between the   Exhibit No. 10.1 to the
        University of Miami and its     Registration Statement.
        School of Medicine and
        ProVec, Inc.

 10.2   Assignment of License           Incorporated by reference to Exhibit No.
        Agreement dated January 20,     10.2 to the Registration Statement.
        1992 between ProVec, Inc. and
        EpiDNA, Inc.

 10.3   Agreement between University    Incorporated by reference to Exhibit No.
        of Miami and its School of      10.3 to the Registration Statement.
        Medicine and the Company dated
        August 21, 1996

 10.4   Employment Agreement dated      Incorporated by reference to Exhibit No.
        August 15, 1996 between Mead    10.4 to the Registration Statement.
        M. McCabe, Sr. and the Company

 10.5   Stock Option Addendum to        Incorporated by reference to Exhibit No.
        Employment Agreement dated      10.5 to the Registration Statement.
        August 15, 1996 between Mead
        M. McCabe, Sr. And the Company

 10.6   Employment Agreement dated      Incorporated by reference to Exhibit No.
        August 15, 1996 between Mead    10.6 to the Registration Statement.
        M. McCabe, Jr. and the Company

 10.7   Stock Option Addendum to        Incorporated by reference to
        Employment Agreement dated      10.7 to the Registration Statement.
        August 15, 1996 between Mead
        M. McCabe, Jr. and the Company

 10.8   Consulting Agreement dated      Incorporated by reference to Exhibit No.
        June 19, 1996 between James A. 10.10 to the Registration Statement. Joyce and the Company

 10.9   Letter Agreement dated          Incorporated by reference to Exhibit No.
        December 16, 1994 among Nyer    10.11 to the Registration Statement.
        Medical Group, Inc., the

        Company, Mead M. McCabe, Sr.
        And Mead M. McCabe, Jr.

 10.10  Investors Finders Agreement     Incorporated by reference to Exhibit No.
        dated June 9, 1994 among Nyer   10.12 to the Registration Statement.
        Medical Group, Inc., and the
        Company and Gulf American
        Trading Company

 10.11  Industrial Real Estate Lease    Incorporated by reference to Exhibit No.
        dated June 12, 1997 among the   10.13 to the Company's Quarterly Report
        Company and Jetex Group, Inc.   on Form 10-QSB for the
                                        Quarter ended June 30, 1997

 10.12  Letter from University of       Incorporated by reference to Exhibit No.
        Miami dated April 8, 1998       10.12 to the Company's Annual Report on
                                        Form 10-KSB for the Fiscal Year ended
                                        December 31, 1997

  11.   Statement re: computation of    Not applicable
        earnings

  18. Letter on change in accounting Not applicable principles

  19.   Reports furnished to Security   Not applicable
        holders

  22.   Published report regarding      Not applicable
        matters submitted to vote

  23.   Consents of experts and counsel Not applicable

  24.   Power of Attorney               Not applicable

  27.   Financial Data Schedule         Provided herewith