Form 10QSB
period 1998-06-30
GENETIC VECTORS INC
filed 1998-08-13
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         (MARK ONE)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

                  For the quarterly period ended June 30, 1998

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from _______ to _______.

                           Commission File No. 0-21739

                              GENETIC VECTORS, INC.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

Florida                                                    65-0324710
-------                                                    ----------
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
or Organization)                                            Identification No.)

5201 N.W. 77th Avenue, Suite 100, Miami, Florida           33166
------------------------------------------------           -----
(Address of Principal Executive Offices)                  (Zip Code)

                                 (305) 716-0000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         There were 2,345,017 shares of Common Stock outstanding as of August 3, 1998.

PART I


Financial Information
---------------------

Item 1.  Financial Statements.
-----------------------------

Genetic Vectors, Inc.
(A Development Stage Company)

Index to Financial Statements
                                                                  Page

Balance Sheet                                                      3

Statements of Operations                                           4

Statements of Cash Flows                                           5

Notes to Financial Statements                                      6

                                                           GENETIC VECTORS, INC.
                                                   (A Development Stage Company)
                                                       Balance Sheet (Unaudited)



June 30,                                                                    1998
--------------------------------------------------------------------------------

Assets

Current

   Cash and cash equivalents                                        $    951,860
   Other assets                                                           99,375

--------------------------------------------------------------------------------

Total current assets                                                   1,051,235

Equipment, net                                                           438,790

Deferred acquisition and patent costs, net                               388,136
--------------------------------------------------------------------------------
                                                                    $  1,878,161
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued liabilities                         $    175,130
--------------------------------------------------------------------------------

                                                                         175,130
--------------------------------------------------------------------------------

Stockholders' Equity

   Common stock, $.001 par value, 10,000,000 shares authorized,
     2,345,017 shares issued and outstanding                               2,345
   Additional paid-in capital                                          6,194,453
   Deficit accumulated during the development stage                  (4,493,767)
--------------------------------------------------------------------------------

Total stockholders' equity                                             1,703,031
--------------------------------------------------------------------------------

                                                                   $   1,878,161
--------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                                           GENETIC VECTORS, INC.
                                                   (A Development Stage Company)
                                Consolidated Statement of Operations (Unaudited)



                                           Cumulative from       For the three     For the three     For the six         For the six
                                           January 1, 1992        months ended      months ended    months ended        months ended
                                       (inception) through            June 30,          June 30,        June 30,            June 30,
                                             June 30, 1998                1998              1997            1998                1997
------------------------------------------------------------------------------------------------------------------------------------

Revenue:
   Sales                                        $   39,260        $         --     $          --     $        --         $        --
   Grant income                                    149,147                                    --          35,897
------------------------------------------------------------------------------------------------------------------------------------
                                                                            --                --
Total revenue                                      188,407                  --                --          35,897
------------------------------------------------------------------------------------------------------------------------------------

Cost and Expenses:
   Operating expenses                            2,809,397             312,291           443,348         527,838             710,376
   Research and development                      2,034,178             276,243           175,727         481,016             291,681
   Depreciation and                                 92,098              14,829             3,557          29,658               5,395
   amortization
------------------------------------------------------------------------------------------------------------------------------------

Total expenses                                   4,935,673             603,363           622,632       1,038,512           1,007,452

Interest, net                                      253,499               7,296            35,897          46,826              54,447
------------------------------------------------------------------------------------------------------------------------------------

Net (loss)                                    $(4,493,767)          $(596,067)        $(586,735)       (955,789)           (953,005)
                                              ============          ==========        ==========       =========           =========

Weighted average number of common                                    2,340,531         2,339,634       2,340,083           2,339,634
shares outstanding.

Net (loss) per Common Stock                                             $(.25)            $(.25)          $(.41)              $(.41)


                    See accompanying notes to consolidated financial statements.

                                                           GENETIC VECTORS, INC.
                                                   (A Development Stage Company)
                                 Consolidated Statement of Cash Flow (Unaudited)




                                                           Cumulative from
                                                           January 1, 1992            For the           For the
                                                       (inception) through  six  months ended       six  months
                                                                  June 30,           June 30,             ended
                                                                      1998               1998          June 30,
                                                                                                           1997
---------------------------------------------------------------------------------------------------------------

Operating Activities:
   Net loss                                                    (4,493,767)         $(955,789)        $(953,005)
   Adjustments  to  reconcile  net  loss to net  cash
     used in operating activities:
     Depreciation and amortization                                  92,098             29,658             4,955
     Write-off of acquired technology                               15,000                 --                --
     Stock options granted for services                             56,250                 --                --
     Increase in other assets                                     (99,375)           (99,375)          (67,056)
     Increase   in   accounts   payable  and  accrued              307,952             20,588            53,491
       liabilities
---------------------------------------------------------------------------------------------------------------

Total adjustments                                                  371,925           (49,129)           (8,610)
---------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                          (4,121,842)        (1,004,918)         (961,615)
---------------------------------------------------------------------------------------------------------------

Investing Activities:
   Purchase of equipment and improvements                        (512,907)           (10,170)         (143,547)
   Acquisition and Patent costs                                  (421,117)          (160,519)           (6,587)
---------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                            (934,024)          (170,689)         (150,134)
---------------------------------------------------------------------------------------------------------------

Financing Activities:
   Increase due to parent                                          413,518                 --                --
   Proceeds from note payable                                       35,000                 --                --
   Payment on  note payable                                       (35,000)                 --          (35,000)
   Net proceeds from issuance of common stock                    5,074,951             25,000                --
   Capital contribution                                            500,000                 --                --
   Deferred offering refund                                         25,500                 --                --
   Deferred offering costs                                         (6,243)                 --                --
---------------------------------------------------------------------------------------------------------------

Net cash provided by (used on) financing activities              6,007,726             25,000          (35,000)
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                    951,860        (1,150,607)       (1,146,749)
Cash at beginning of period                                                         2,102,467         4,745,208
---------------------------------------------------------------------------------------------------------------

Cash at end of period                                              951,860           $951,860        $3,598,459
---------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:
   Conversion of due to parent in                                 $413,518    $            --   $            --
     exchange for stock
   Conversion of accrued wages for stock                           132,822    $            --   $            --
---------------------------------------------------------------------------------------------------------------
                                                           See accompanying notes to financial statements


Genetic Vectors, Inc.

Notes to Financial Statements (unaudited)


1.   Financial Statements

         In the opinion of the Company, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Earnings Per Share

         The following reconciles the components of the earnings per share (EPS) computation.



                                             For the Six                                     For the Six
                                            Months Ended                                    Months Ended
                                            June 30, 1998                                   June 30, 1997
                             ----------------------------------------    ---------------------------------------------
                                 Loss          Shares       Per Share           Loss            Share        Per Share
                             (Numerator)    (Denominator)     Amount        (Numerator)     (Denominator)     Amount
---------------------------------------------------------------------    ----------------------------------------------

Loss per common share -        $(955,789)        2,340,083      $(.41)         $(953,005)        2,339,634       $(.41)
basic

Effect of Dilutive
     Securities
     Options
     Warrants
----------------------------------------------------------------------------------------------------------------------

Loss per common share          $(955,789)        2,340,083      $(.41)         $(953,005)        2,339,634       $(.41)
  assuming dilution



Item 2.  Management's Plan of Operation and Discussion and Analysis.
--------------------------------------------------------------------

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

         The Company has continued its efforts to refine the EpiDNA Picogram Assay Kit (the "Picogram Assay Kit") after removing it from the marketplace during the third quarter of 1997. As of the three-month period ended June 30, 1998, the Company has not generated significant revenues. As a result, the Company intends to continue to report its plan of operations. In July 1998, the Company reintroduced the Picogram Assay Kit to the marketplace and is closely monitoring its market acceptance. There can be no assurances that the Picogram Assay Kit will be accepted by the marketplace. Absent significant sales, the Company projects that its available funds will last through November of 1998. Additional financing will be necessary at that time for the Company to continue operations. See "Management's Plan of Operations and Discussion and Analysis - Liquidity and Capital Resources."

Plan of Operation

         ADDITIONAL FUND RAISING ACTIVITIES. The Company had originally projected that the funds raised in its initial public offering (the "Offering"), which was closed on December 26, 1996, would last for approximately eighteen months after the date of the Offering. The Company now believes it has sufficient funds to last through November of 1998 even if no significant product sales are achieved. This projection is based upon certain assumptions by the Company which may or may not prove to be accurate. Prior to November of 1998, the Company will need to raise additional funds to continue operations.

         SUMMARY OF ANTICIPATED PRODUCT RESEARCH AND DEVELOPMENT. The Company will continue its product research and development and continue to implement what the Company believes to be a feasible plan for product development. The Company has modified the feasibility plan by placing development of the EpiDNA Nanogram Assay kits on hold while the Company further evaluates the market potential of this product. The Company currently believes its resources can be better employed in the research and development of other products and technologies, including potential applications of its nucleic acid labeling technology. The Company is also evaluating the outsourcing commercial production of the Picogram Assay Kit. The major components of the plan of operations are as follows:

1998     o     Complete reintroduction of modified Picogram Assay Kit.

         o Development of automated production protocols for the Picogram Assay Kit. (The Company is evaluating the feasibility of outsourcing commercial production).

         o Continued research in applications of Genetic Vectors' nucleic acid labeling technology. Based on current circumstances, the Company will devote more time and resources to its research connected with these applications in 1998 than previously projected.

1999     o     Initiation of EasyID DNA probe product  development  for  quality assurance in the food and beverage industry.

         o     Completion  of  first  DNA  labeling  product  for test marketing
               in  the  molecular   biology  research  market. (The Company
               anticipates that this product will be completed in 1999 instead of 1998.)

         o Research in the application of automated techniques of DNA analysis for EpiDNA.


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

Proposed Personnel Addition Plan                            1998           1999
--------------------------------                            ----           ----

Sales and Administration

Administrative Personnel ...............................       0              1

Director - Sales and Marketing .........................       1              0

Salespersons ...........................................       1              2

Technical Info/Inside Sales ............................       1              2

Supervisors ............................................       0              1

Technicians ............................................       2              3
                                                            ----           ----
Total Proposed New Employees ...........................       6              9
                                                            ====           ====
Total Employees at end of year..........................      14             23
                                                            ====           ====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Other than grant income, the Company did not generate revenues during the six months ended June 30, 1998. The Company had no cost of sales for that period. The Company reported no revenues for the quarter ended June 30, 1997 ("Second Quarter 1997").

         Although the Company did generate some revenue from sales of its Picogram Assay Kit during Fiscal 1997, it must be stressed that such sales were preliminary in nature, and represented the purchase of product samples by the purchasers primarily for evaluation purposes. The Company had temporarily removed the Picogram Assay Kit from the market and the Company did not generate any sales revenue from the sale of the Picogram Assay Kit in the six months ended June 30, 1998. The Company reintroduced the Picogram Assay Kit in July of 1998; however, the Company remains largely a development stage company with expenditures far exceeding revenues.

         Research and development expenses for the six months ended June 30, 1998 increased by $189,335 over 1997. This increase was largely attributable to additional costs associated with the Picogram Assay Kit redevelopment program.

         Operating expenses for the six months ended June 30, 1998 decreased by $182,538 over 1997. This decrease was primarily related to the Company's focused efforts on research and development.

         LIQUIDITY AND CAPITAL RESOURCES. The net cash used by the Company in operating activities aggregated $1,004,918. This was largely attributable to increases in operating expenses and research and development activities. The Company's net cash used in investing activities aggregated $170,689 during 1998, consisting mainly of purchases of equipment and patent costs. The Company's net cash provided in financing activities aggregated $25,000 during 1998, consisting mainly of proceeds from stock issuances.

         As of June 30, 1998, the Company had total stockholders' equity of $1,703,031. The Company has no long term debt. The Company had $951,860 in cash and cash equivalents as of this date. These amounts represent, in large part, the remainder of the net proceeds generated from the Offering. The Company anticipates that such proceeds will last through November of 1998. Absent significant sales, additional financing will be necessary at that time for the Company to continue operations. Additionally, the Company expects to evaluate acquisition candidates. The Company may have to use some of its available cash in connection with these acquisitions whether or not any of them are consummated.

PART II

Other Information.
-----------------

Item 2.   Changes in Securities and Use of Proceeds.
---------------------------------------------------

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

        (iv)  Securities sold (all sold for account of the issuer):


                                                      Aggregate                              Aggregate
                                                      Offering Price                          Offering
                                        Amount        of Amount           Amount              Price of
                   Title              Registered      Registered            Sold           Amount Sold
--------------------------------------------------------------------------------------------------------

1.    Common Stock                   575,000              $5,750,000      $575,000          $5,750,000

2.    Common Stock pursuant to
      Underwriter Warrants            50,000                 750,000         - 0 -               - 0 -

3.    Underwriter Warrants            50,000                     500        50,000                 500


            (v)   Underwriting discounts and commissions:      $  517,500

                  Finder's fees:                                    - 0 -

                  Expenses paid for Underwriters:                 217,139

                  Other expenses:                                 445,610
                                                                  -------

                  Total Expenses                               $1,180,249


           (vi)   Net Proceeds of Offering Before Referral     $4,569,751

                  Refund of Offering Costs:                    $   19,257

                  Net Proceeds of Offering:                    $4,589,008

          (vii)   Uses of Net Proceeds:




                                            Direct or indirect payments to
                                            directors,  officers,  general
                                            partners of the issuer or their
                                            associates; to persons owning
                                            ten percent or more of any class
                                            of equity securities of the issuer;     Direct or indirect payment
                                            and to affiliates of the issuer         to others
                                            ------------------------------------   ---------------------------

Construction of plant, building
and facilities:

Purchase and installation of                                                 --                       $450,351
machinery and equipment:

Purchase of real estate:                                                     --                             --

Acquisition of other business(es):                                           --                             --

Repayment of indebtedness:                                                   --                             --

Working capital:                                                        $30,000                     $1,009,808


Temporary investments (specify)
-------------------------------

Merrill Lynch Money Market Account:                                                                 $   60,730
Certificate of Deposit:                                                                               $891,130


Other purposes (specify)
------------------------

Research and Development and
     patent protection expenditures:                                         --                     $1,188,567

Expansion of Manufacturing facilities:
                                                                       $109,000                       $235,580


Sales and marketing capabilities:                                            --                       $158,571

Management Salaries                                                    $375,865                             --

Investor Relations                                                           --                       $ 79,406


Item 6.   Exhibits and Reports on Form 8-K.
------------------------------------------

(a)  Exhibits.


Exhibit
-------
  No.      Description                                   Location                                         Page
  --       -----------                                   --------                                         ----

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

 10.12     Letter from University of Miami dated April   Incorporated by reference to Exhibit No.
           8, 1998                                       10.12 to the Company's Annual Report on
                                                         Form 10-KSB for the Fiscal Year ended
                                                         December 31, 1997

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

 22.      Published report regarding matters             Not applicable
          submitted to vote

 23.      Consents of experts and counsel                Not applicable

 24.      Power of Attorney                              Not applicable

 27.      Financial Data Schedule                        Provided herewith

(b)  Reports on Form 8-K.

         On May 21, 1998, the Company filed a Form 8-K disclosing that the Company had issued a press release on May 13, 1998 announcing that it had agreed in principle to acquire all of the stock of Gen Trak, Inc. The filing noted that the proposed transaction was conditioned upon the parties negotiating and entering into a definitive agreement. As of the date hereof, the Company has not entered into a definitive agreement and no assurances can be given that the Company will enter into such an agreement. On August 7, 1998, the Company announced that the acquisition of Gen Trak, Inc. had been terminated.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 1998                      GENETIC VECTORS, INC.


                                            By: /s/ Mead M. McCabe, Jr.
                                               --------------------------------
                                               Mead M. McCabe, Jr.,
                                               President

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

   10.12    Letter from University of Miami dated April   Incorporated by reference to Exhibit No.
            8, 1998                                       10.12 to the Company's Annual Report on
                                                          Form 10-KSB for the Fiscal Year ended
                                                          December 31, 1997

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


