Form 10QSB
period 1998-09-30
GENETIC VECTORS INC
filed 1998-11-23
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (MARK ONE)

    /X/ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

                For the quarterly period ended SEPTEMBER 30, 1998

    /_/ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from _______ to _______.

                           Commission File No. 0-21739

                              GENETIC VECTORS, INC.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

FLORIDA                                        65-0324710
-------                                        ----------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                 No.)


5201 N.W. 77Th Avenue, Suite 100, Miami, Florida            33166
------------------------------------------------            (Zip Code)
(Address of Principal Executive Offices)

                                 (305) 716-0000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

      There were 2,345,017 shares of Common Stock outstanding as of November 20, 1998.

PART I


FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

GENETIC VECTORS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
Balance Sheet                                                    3
Statements of Operations                                         4
Statements of Cash Flows                                         5
Notes to Financial Statements                                    6

                                                          GENETIC VECTORS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                      BALANCE SHEET (UNAUDITED)


SEPTEMBER 30,                                                          1998
--------------------------------------------------------------------------------

ASSETS
CURRENT
   Cash and cash equivalents                                         503,815
   Accounts receivable                                                 3,595
   Inventory                                                          71,785
   Prepaid expenses                                                   20,437
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                 599,632

EQUIPMENT, NET                                                       478,184

DEFERRED ACQUISITION AND PATENT COSTS, NET                           225,351
--------------------------------------------------------------------------------
                                                                   1,303,167
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          129,374
--------------------------------------------------------------------------------

                                                                     129,374
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   COMMON  STOCK,   $.001  PAR  VALUE,   10,000,000
   SHARES  AUTHORIZED,  2,345,017 SHARES ISSUED AND
   OUTSTANDING                                                         2,345
   ADDITIONAL PAID-IN CAPITAL                                      6,216,953
   DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE               (5,045,505)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         1,173,793
--------------------------------------------------------------------------------

                                                                   1,303,167
================================================================================

                             SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


                                                                       GENETIC VECTORS, INC.
                                                               (A DEVELOPMENT STAGE COMPANY)
                                                         STATEMENT OF OPERATIONS (UNAUDITED)



                           CUMULATIVE
                                 FROM
                           JANUARY 1,       FOR THE        FOR THE       FOR THE   FOR THE
                                 1992         THREE          THREE          NINE   NINE
                          (INCEPTION)        MONTHS         MONTHS        MONTHS   MONTHS
                              THROUGH         ENDED          ENDED         ENDED   ENDED
                            SEPTEMBER     SEPTEMBER      SEPTEMBER     SEPTEMBER   SEPTEMBER
                             30, 1998      30, 1998       30, 1997      30, 1998     30, 1997
-------------------------------------------------------------------------------------------------

REVENUE:

  SALES                        47,040         7,780         11,552         7,780       11,552
  GRANT INCOME                149,147             0         16,000        35,897       16,000
-------------------------------------------------------------------------------------------------

TOTAL REVENUE                 196,187         7,780         27,552        43,677       27,552
-------------------------------------------------------------------------------------------------

COST AND EXPENSES:
  OPERATING EXPENSES        3,164,791       355,394        439,025       883,232    1,149,401
  RESEARCH AND
  DEVELOPMENT               2,232,857       198,679         98,085       679,695      389,766
  DEPRECIATION AND
  AMORTIZATION                106,927        14,829         35,173        44,487       40,568
-------------------------------------------------------------------------------------------------

TOTAL EXPENSES              5,504,575       568,902        572,283     1,607,414    1,579,735

INTEREST, NET                 262,883         9,384        104,605        56,210      159,052
-------------------------------------------------------------------------------------------------

NET (LOSS)                (5,045,505)     (551,738)      (440,126)   (1,507,527)   (1,393,131)

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING.                            2,345,017      2,339,634     2,341,727    2,339,634

NET (LOSS) PER COMMON
  SHARE                                     ($0.24)        ($0.19)       ($0.64)      ($0.60)

                                         SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.




                                                                                            GENETIC VECTORS, INC.
                                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                              STATEMENT OF CASH FLOWS (UNAUDITED)




                                                          CUMULATIVE FROM
                                                          JANUARY 1, 1992
                                                              (INCEPTION)               FOR THE               FOR THE
                                                                  THROUGH     NINE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                                     1998                  1998                  1997
========================================================================================================================
OPERATING ACTIVITIES:
     NET LOSS                                                 (5,045,505)           (1,507,527)           (1,393,131)
       ADJUSTMENTS TO  RECONCILE  NET LOSS TO NET CASH
       USED IN OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                            106,927                44,487                40,568
         WRITE-OFF OF ACQUIRED TECHNOLOGY                          15,000                     -                     -
         STOCK OPTIONS GRANTED FOR SERVICES                        56,250                     -                     -
         (INCREASE) IN ACCOUNTS RECEIVABLE                        (3,595)               (3,595)                     -
         (INCREASE) IN INVENTORY                                 (71,785)              (71,785)                     -
         INCREASE IN PREPAID EXPENSES                            (20,437)              (20,437)                     -
         DECREASE IN OTHER ASSETS                                       -                     _              (91,159)
         INCREASE  (DECREASE) IN ACCOUNTS PAYABLE AND
         ACCRUED LIABILITIES                                      262,196              (25,168)              (57,819)
------------------------------------------------------------------------------------------------------------------------

TOTAL ADJUSTMENTS                                                 344,556              (76,498)             (108,410)
------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                         (4,700,949)           (1,584,025)           (1,501,541)
------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   PURCHASE OF EQUIPMENT AND IMPROVEMENTS                       (563,498)              (60,761)             (344,048)
   ACQUISITION AND PATENT COSTS                                 (261,964)`              (1,366)             (100,002)
------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                           (825,462)              (62,127)             (444,050)
------------------------------------------------------------------------------------------------------------------------

   FINANCING ACTIVITIES:
     INCREASE DUE TO PARENT                                       413,518                     -                     -
     PROCEEDS FROM NOTE PAYABLE                                    35,000                     -                     -
     PAYMENT ON  NOTE PAYABLE                                    (35,000)                     -              (35,000)
     NET PROCEEDS FROM ISSUANCE OF COMMON STOCK                 5,097,451                47,500                     -
     CAPITAL CONTRIBUTION                                         500,000                     -                     -
     DEFERRED OFFERING REFUND                                      25,500                     -                     -
     DEFERRED OFFERING COSTS                                      (6,243)                     -                     -
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED ON) FINANCING ACTIVITIES             6,030,226                47,500              (35,000)
------------------------------------------------------------------------------------------------------------------------

   NET INCREASE (DECREASE) IN CASH                                503,815           (1,598,652)           (1,980,591)
   CASH AT BEGINNING OF PERIOD                                          0             2,102,467             4,745,208
------------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                             503,815               503,815             2,764,617
========================================================================================================================

SUPPLEMENTAL DISCLOSURES:
   CONVERSION OF DUE TO PARENT IN EXCHANGE FOR STOCK              413,518                     -                     -
   CONVERSION OF ACCRUED WAGES FOR STOCK                          132,822                     -                     -
------------------------------------------------------------------------------------------------------------------------
                                                                 SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)


GENETIC VECTORS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

   In  the  opinion  of  the  Company,  the  accompanying   unaudited  financial
statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. RECLASSIFICATIONS

   Certain reclassifications of 1997 amounts have been made in order to conform to the 1998 presentation.

3. EARNINGS PER SHARE

   The following reconciles the components of the earnings per share (EPS) computation.


                                   FOR THE NINE MONTHS                                  FOR THE NINE MONTHS
                                 ENDED SEPTEMBER 30, 1998                            ENDED SEPTEMBER 30, 1997
                   ---------------------------------------------------------------------------------------------------------
                         LOSS             SHARES                                               SHARE
                      (NUMERATOR)     (DENOMINATOR)   PER SHARE AMOUNT  LOSS (NUMERATOR)   (DENOMINATOR)   PER SHARE AMOUNT
----------------------------------------------------------------------------------------------------------------------------
Loss per common
share - basic         ($1,507,527)        2,341,727            ($.64)     ($1,393,131)         2,339,634           ($.60)
----------------------------------------------------------------------------------------------------------------------------
Effect of
Dilutive:
   Securities                   --               --                --               --                --               --
   Options                      --               --                --               --                --               --
   Warrants                     --               --                --               --                --               --
----------------------------------------------------------------------------------------------------------------------------


Loss per common
share, assuming
dilution              ($1,507,527)        2,341,727            ($.64)     ($1,393,131)         2,339,634           ($.60)



Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted options and warrants outstanding. Dilutive options and warrants having an anti-dilutive effect are excluded from the calculation.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.

INTRODUCTORY STATEMENTS

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Quarterly Report contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of Genetic Vectors, Inc. (the "COMPANY"), (b) anticipated trends in the Company's industry and (c) the Company's future financing plans. In addition, when used in this Quarterly Report, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

      As previously reported in its Form 10-QSB for the three-month period ended June 30, 1998, the Company will need to raise additional capital to continue operations beyond November 1998. The Company is actively searching for capital, but has not raised any substantial capital as of the date of this Quarterly Report. No assurance can be given that the Company will be successful in raising any such capital. In the absence of such additional capital, the Company will be required to curtail certain of its business activities. Any such action by the Company will have a material adverse effect on the Company's ability to continue to research and develop its proposed products and to market and sell its existing product, and will have a material adverse Effect on its operations and financial condition and on its ability to continue as a going concern. See "Management's Plan of Operations and Discussion and Analysis - Liquidity and Capital Resources."

      After removing it from the marketplace during the third quarter of 1997, the Company has completed the refinement of the EpiDNA Picogram Assay Kit (the "PICOGRAM ASSAY KIT"). During the three-month period ended September 30, 1998, the Company has not generated significant revenues. As a result, the Company intends to continue to report its plan of operations. In July 1998, the Company reintroduced the Picogram Assay Kit to the marketplace and is closely monitoring its market acceptance. There can be no assurances that the Picogram Assay Kit will be accepted by the marketplace.

PLAN OF OPERATION

      ADDITIONAL FUND RAISING ACTIVITIES. The Company had originally projected that the funds raised in its initial public offering (the "OFFERING"), which was closed on December 26, 1996, would last for approximately eighteen months after the date of the Offering. As previously reported in its Form 10-QSB for the three-month period ended June 30, 1998, the Company will need to raise additional capital to continue operations beyond November 1998. In the absence of such additional capital, the Company will be required to curtail certain of its business activities. The plan of operation described in this Quarterly Report assumes that the Company will be successful in raising additional capital. The failure to raise additional capital will, among other things, cause deviations from the plan of operation described in this Quarterly Report.

      SUMMARY OF ANTICIPATED PRODUCT RESEARCH AND DEVELOPMENT. Subject to the qualifications above, the Company will continue its product research and development and continue to implement what the Company believes to be a feasible plan for product development. The Company is outsourcing production of the Picogram Assay Kit. The major components of the plan of operations are as follows:

1998          .  Continued  research in applications of Genetic Vectors' nucleic acid labeling technology.

1999          .  Initiation of EasyID DNA probe product  development for quality assurance in the food and beverage industry.

              . Completion of first DNA labeling product for test marketing in the molecular biology research market.

              . Research in the application of automated techniques of DNA analysis for EpiDNA.


      SIGNIFICANT PLANT OR EQUIPMENT PURCHASES. The Company does not currently anticipate any significant plant or equipment purchases during the next twelve months.

      CHANGES IN THE NUMBER OF EMPLOYEES. The Company currently has ten employees. As shown in the following chart, the Company does not anticipate hiring additional personnel during the remainder of 1998. The Company anticipates hiring additional personnel in 1999 in connection with its research and development and product development plan. The Company believes that these personnel will be adequate to accomplish the tasks set forth in its plan.

PROPOSED PERSONNEL ADDITION PLAN                               1998     1999
--------------------------------                               ----     ----
MANAGEMENT
  Chief Operating Officer                                         0        1
  Chief Financial Officer                                         0        1
SALES AND ADMINISTRATION
  Administrative Personnel                                        0        1
  Director - Sales and Marketing                                  0        1
  Salespersons                                                    0        2
  Technical Information/Inside Sales                              0        0
  Supervisors                                                     0        1
  Technicians                                                     0        3
                                                               ----     ----
TOTAL PROPOSED NEW EMPLOYEES                                      0       10
                                                               ====     ====
TOTAL EMPLOYEES AT END OF YEAR                                   10       20
                                                               ====     ====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Other than grant income, the Company did not generate significant revenues during the nine months ended September 30, 1998. The Company had no cost of sales for that period.

      Although the Company did generate some revenue from sales of its Picogram Assay Kit during Fiscal 1997, it must be stressed that such sales were preliminary in nature, and represented the purchase of product samples by the purchasers primarily for evaluation purposes. The Company had temporarily removed the Picogram Assay Kit from the market during the third quarter of 1997, and the Company did not generate any significant sales revenue from the sale of the Picogram Assay Kit in the nine months ended September 30, 1998. The Company reintroduced the Picogram Assay Kit in July of 1998; however, the Company remains largely a development stage company with expenditures far exceeding revenues.

      Research and development expenses for the nine months ended September 30, 1998 increased by $289,929 over 1997. This increase was largely attributable to additional costs associated with the Picogram Assay Kit redevelopment program.

      Operating expenses for the nine months ended September 30, 1998 decreased by $266,169 over 1997. This decrease was primarily related to the Company's focused efforts on development.

      LIQUIDITY AND CAPITAL RESOURCES. The net cash used by the Company in operating activities aggregated $1,584,025. This was largely attributable to operating expenses and research and development activities. The Company's net cash used in investing activities aggregated $62,127 during 1998, consisting mainly of purchases of equipment and patent costs. The Company's net cash provided in financing activities aggregated $47,500 during 1998, consisting mainly of proceeds from stock issuances.

      As of September 30, 1998, the Company had total stockholders' equity of $1,173,793. The Company has no long term debt. The Company had $503,815 in cash and cash equivalents as of this date. These amounts represent, in large part, the remainder of the net proceeds generated from the Offering. The Company anticipates that such proceeds will last through November 1998. Absent significant sales, additional financing will be necessary at that time for the Company to continue operations. Additionally, the Company expects to evaluate acquisition candidates. The Company may have to use some of its available cash in connection with these acquisitions whether or not any of them are consummated.

CERTAIN BUSINESS RISK FACTORS

      The Company is subject to various risks which may have a material adverse effect on its business, financial condition and results of operations. Certain risks are discussed below:

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

      The Company has expended, and will continue to expend in the future, substantial funds to complete the research and development of its products, some of which are in the early development stage. The Company will require substantial funds for these purposes. The Company will need to raise additional capital to continue operations beyond November 1998. The Company is actively searching for capital, but has not consummated any additional capital raising transactions as of the date of this Quarterly Report. No assurances can be given that the Company will be successful in raising such capital. The Company is currently evaluating whether to curtail its business activities to preserve its existing capital until an alternative source of capital can be located, if at all. Any such action by the Company will have a material adverse effect on the Company's ability to continue to research and develop its proposed products and to market and sell its existing product, and will have a material adverse effect on its operations and financial condition and on its ability to continue as a going concern. See "Management's Plan of Operations and Discussion and Analysis
- Liquidity and Capital Resources."

LIMITED OPERATING HISTORY AND EXPECTATION OF FUTURE LOSSES

      The Company was organized in 1991 and is in the development stage. To date, the Company has generated very limited revenues from the sale of its product. Further, the Company has devoted most of its efforts to research and development and the development of a business strategy. From its inception through September 30, 1998, the Company has incurred cumulative losses of approximately $5.0 million. The Company expects to incur substantial losses for the foreseeable future due, in part, to research and development and manufacturing, distributing and marketing its product. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production and marketing or other unforeseen difficulties, which may cause additional losses.

ABILITY TO CONTINUE TO OPERATE AS A GOING CONCERN

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

UNCERTAIN MARKET ACCEPTANCE AND DEPENDENCE ON A LIMITED NUMBER OF PRODUCTS

      The Company's initial product is the EpiDNA(TM) Picogram Assay (thE "PICOGRAM ASsay"). The Company performed a preliminary launch of the Picogram Assay during the third quarter of its 1997 fiscal year. Thereafter, it became apparent that additional fine tuning of the kit was required in order to achieve consistent results at the lower end of the sensitivity scale. Accordingly, the kit was removed from the marketplace in December, 1997. The Company reintroduced the kit in the marketplace in July of 1998, although no assurances can be given that the kit will be well received by the marketplace. To date, the Company has generated only a limited amount of sales from the kit. The Company's second proposed product line is EasyID(TM) which combines the EpiDNA technology with gene probes in kits for the detection of yeasts. These kits are intended for quality control in the food and beverage industry. The Company intends to continue the development of the EasyID technology. Because the Company has a limited number of products under development, the Company is highly dependent and the Company's long-term success may depend on the market acceptance of these products. Market acceptance of the Company's products will depend, in part, on the Company's ability to demonstrate the superiority of its products with respect to existing techniques, including the products' accuracy, ease of use, reliability and cost-effectiveness and on the effectiveness of the Company's marketing efforts. No assurance can be given that the Company will gain market acceptance for its products. Failure to gain market acceptance for either of these product lines will have a material adverse effect on the Company's business, financial condition and results of operations.

TECHNOLOGICAL UNCERTAINTY AND EARLY STAGE OF PRODUCT DEVELOPMENT

      The science and technology of the Company's proposed products is rapidly evolving. Although the Company has conducted limited marketing of its initial product, other proposed products are in the early development stage. These products will require significant further research, development and testing and are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibility that any or all of the proposed products are found to be ineffective, unsafe, or otherwise fail to receive necessary regulatory clearances, if any, that the proposed products, though effective, are uneconomical to market, that third parties hold proprietary rights that preclude the Company from marketing them, or that third parties market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products.

LIMITED MANUFACTURING AND MARKETING CAPABILITY

      The Company has limited experience in marketing its product and no assurance exists that the Company can market its product in an effective manner. The Company intends to market its product in the United States, Europe and Asia through a network of independent distributors supported by a direct sales force. A limited sales force is in place. No distribution agreements have been entered into. The Company's ability to market its product in Europe and Asia and other areas may depend on strategic alliances with marketing partners. There can be no assurance that the Company will enter into such alliances with other companies on favorable terms or at all.

GOVERNMENT REGULATION

      The Company's operations will be subject to regulation normally incident to business operations (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance, and income tax and social security related regulations), and to regulations present in the biotechnology industry. The biotechnology industry is subject to extensive Federal, state and local government regulation. Although the Company believes that its operations will comply with all applicable laws and regulations, there can be no assurance that the subsequent adoption of laws or regulations or interpretations of existing laws or regulations, including changes which might subject the Company's products to regulation by the Food and Drug Administration, will not adversely effect the Company's business. Current or future Federal or state legislation could also have a material adverse effect on the Company's operations and financial condition.

      Any manufacturing processes utilized by the Company will be subject to stringent Federal, state and local regulations governing the use, generation, manufacture, storage, handling and disposal of certain materials and wastes, and regarding the manufacture, testing, labeling, record keeping, and storage of its products. Although the Company believes that it has complied and can continue to comply in all material respects with such laws and regulations, there can be no assurance that the Company will not be required to incur significant costs in the future in complying with manufacturing and environmental regulations.

RISK OF PRODUCT LIABILITY CLAIMS

      The nature of the Company's business exposes it to risk from product liability claims. The Company maintains product liability insurance for its products with limits of $1 million per occurrence and $2 million in the aggregate per year. Such insurance coverage is, however, becoming increasingly expensive and there can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be successful in maintaining adequate product liability insurance at acceptable rates. Any losses that the Company may suffer from future liability claims, and any adverse publicity from product liability litigation, may have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

      The biotechnology industry is subject to intense competition. The Company has numerous competitors in the United States and abroad which include, among others, diagnostics, health care, pharmaceutical and biotechnology companies. Additionally, the Company expects other competitors to enter its field in the future. Many of the Company's present and future competitors have substantially greater financial, business and technological resources than the Company, and may have substantially greater experience in its industry. There can be no assurance that the Company's resources will be sufficient to allow it to compete effectively in the future. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS

      Certain key components of the Company's product are currently provided to the Company by a limited number of sources, one of which is provided by a single source. In connection with the component which is provided by a single source, the Company has not arranged alternative supply sources. In the event that the Company is unable to obtain sufficient quantities of such components on commercially reasonable terms, or in a timely manner, the Company will be unable to manufacture its product on a timely and cost-competitive basis which would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if any of the component parts of the Company's product are no longer available, the Company may be forced to further develop its technology to incorporate alternate component parts.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

      The Company's success will depend in part on its ability to obtain and maintain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of other parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the biotechnology industry places considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. Legal standards relating to the scope of claims and the validity of patents in the biotechnology field are uncertain and evolving. There can be no assurance that patent applications to which the Company holds rights will result in the issuance of patents, that any patents issued or licensed to the Company will not be challenged and held to be invalid, or that any such patents will provide commercially significant protection to the Company's technology, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company has rights or obtain access to the Company's know-how or that others will not be issued patents which may prevent the sale of one or more of the Company's products, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, management, and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research and development activities or product sales. In addition, the laws of certain countries may not protect the Company's intellectual property. No assurance can be given that any licenses required under any such third-party patents or proprietary rights would be made available on commercially reasonable terms, if at all.

      The Company's success is also dependent upon the skills, knowledge, and experience of its scientific and technical personnel. To help protect its rights, the Company plans to require all of its employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and in most cases assignment to the Company of their ideas, developments, discoveries and inventions. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

DEPENDENCE ON KEY PERSONNEL; INEXPERIENCE OF MANAGEMENT

      The Company's ability to successfully manage its growth will substantially depend on its ability to attract and retain additional qualified management personnel. Currently, none of the Company's administrative staff has any experience in running a large company or a company whose securities are publicly held, apart from the Company. There can be no assurance that the demands placed on Company personnel by the growth of the Company's business and the need for close monitoring of the Company's operations and financial performance through appropriate and reliable administrative and accounting procedures and controls will be met, or that the Company will otherwise manage its growth successfully; the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. There is significant competition for qualified personnel, and there can be no assurance that the Company will be successful in recruiting, retaining or training the management personnel it requires. The Company currently has no officer with experience in managing the financial and accounting functions of a publicly-held company.

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

            (iv)  Securities sold (all sold for account of the issuer):

                                           AGGREGATE               AGGREGATE
                                            OFFERING                OFFERING
                                            PRICE OF                PRICE OF
                                  AMOUNT      AMOUNT      AMOUNT      AMOUNT
             TITLE            REGISTERED  REGISTERED        SOLD        SOLD
  ----------------------------------------------------------------------------
  1. Common Stock               575,000  $5,750,000    $575,000  $5,750,000
  2. Common Stock pursuant
     to Underwriter Warrants     50,000     750,000       - 0 -       - 0 -
  3. Underwriter Warrants        50,000         500      50,000         500

            (v)   Underwriting discounts and commissions:        $  517,500

                  Finder's fees:                                        -0-

                  Expenses paid for Underwriters:                    217,139

                  Other expenses:                                    445,610

                  Total Expenses                                  $1,180,249


            (vi)  Net Proceeds of Offering Before Referral        $4,569,751

                  Refund of Offering Costs:                       $   19,257

                  Net Proceeds of Offering:                       $4,589,008

            (vii) Uses of Net Proceeds:


                                              DIRECT  OR   INDIRECT   PAYMENTS  TO
                                              DIRECTORS,     OFFICERS,     GENERAL
                                              PARTNERS  OF  THE  ISSUER  OR  THEIR
                                              ASSOCIATES;  TO  PERSONS  OWNING TEN
                                              PERCENT  OR  MORE  OF ANY  CLASS  OF
                                              EQUITY  SECURITIES  OF  THE  ISSUER;       DIRECT OR INDIRECT PAYMENT TO
                                              AND TO AFFILIATES OF THE ISSUER            OTHERS
                                              ---------------------------------------    ----------------------------------
Construction of plant, building
and facilities:

Purchase and installation of machinery
and equipment:                                                                  --                              501,802

Purchase of real estate:                                                        --                                   --

Acquisition of other
business(es):                                                                   --                                   --

Repayment of indebtedness:                                                      --                                   --

Working capital:                                                           $30,000                              901,483


TEMPORARY INVESTMENTS (SPECIFY)

Merrill Lynch Money Market Account:                                                                             $97,685
Certificate of Deposit:                                                                                        $406,130







OTHER PURPOSES (SPECIFY)

Research and Development and
     patent protection expenditures:                                            --                              $1,592,019

Expansion of Manufacturing facilities:                                    $109,000                                $270,299

Sales and marketing capabilities:                                               --                                $169,052

Management Salaries                                                       $429,711                                      --

Investor Relations                                                              --                                 $81,827


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS.


     EXHIBIT
       NO.          DESCRIPTION                                 LOCATION                                         PAGE
       ---          -----------                                 --------                                         ----
      3.1           Articles of Incorporation of the            Incorporated by reference to Exhibit
                    Company, as amended                         No. 3.1 to Registrant's Registration
                                                                Statement (the "REGISTRATION Statement")
                                                                on Form SB-2 (Registration Number
                                                                333-5530-A).

      3.2           By-laws of the Company                      Incorporated by reference to Exhibit
                                                                No. 3.2 to the Registration Statement.

      4.1           Form of Common Stock certificate            Incorporated by reference to Exhibit
                                                                No. 4.1 to the Registration Statement.

      4.2           Form of Underwriters' Warrant               Incorporated by reference to Exhibit
                                                                No. 4.2 to the Registration Statement.

      4.3           Form of 1996 Incentive Plan                 Incorporated by reference to Exhibit
                                                                No. 4.3 to the Registration Statement.

      10.1          License Agreement dated                     Incorporated by reference to Exhibit
                    September 7, 1990 between the               No. 10.1 to the Registration Statement.
                    University  of Miami and its School
                    of Medicine and ProVec, Inc.

      10.2          Assignment of License Agreement dated       Incorporated by reference to Exhibit
                    January 20, 1992 between ProVec, Inc.       No. 10.2 to the Registration Statement.
                    and EpiDNA, Inc.

      10.3          Agreement between University of Miami       Incorporated by reference to Exhibit
                    and its School of Medicine and the          No. 10.3 to the Registration Statement.
                    Company dated August 21, 1996

      10.4          Employment Agreement dated                  Incorporated by reference to Exhibit
                    August 15, 1996 between Mead M. McCabe,     No. 10.4 to the Registration Statement.
                    Sr. and the Company







      10.5          Stock Option Addendum to Employment         Incorporated by reference to Exhibit
                    Agreement dated August 15, 1996 between     No. 10.5 to the Registration Statement.
                    Mead M. McCabe, Sr. And the Company

      10.6          Employment Agreement dated                  Incorporated by reference to Exhibit
                    August 15, 1996 between Mead M. McCabe,     No. 10.6 to the Registration Statement.
                    Jr. and the Company

      10.7          Stock Option Addendum to Employment         Incorporated by reference to Exhibit
                    Agreement dated August 15, 1996 between     No. 10.7 to the Registration Statement.
                    Mead M. McCabe, Jr. and the Company

      10.8          Consulting Agreement dated June 19,         Incorporated by reference to Exhibit
                    1996 between James A. Joyce and the         No. 10.10 to the Registration Statement.
                    Company

      10.9          Letter Agreement dated December 16,         Incorporated by reference to Exhibit
                    1994 among Nyer Medical Group, Inc.,        No. 10.11 to the Registration Statement.
                    the Company, Mead M. McCabe, Sr. And
                    Mead M. McCabe, Jr.

     10.10          Investors Finders Agreement dated           Incorporated by reference to Exhibit
                    June 9, 1994 among Nyer Medical Group,      No. 10.12 to the Registration Statement.
                    Inc., and the Company and Gulf American
                    Trading Company

     10.11          Industrial Real Estate Lease dated June     Incorporated by reference to Exhibit
                    12, 1997 among the Company and Jetex        No. 10.13 to the Company's Quarterly
                    Group, Inc.                                 Report on Form 10-QSB for the Quarter
                                                                ended June 30, 1997

     10.12          Letter from University of Miami dated       Incorporated by reference to Exhibit
                    April 8, 1998                               No. 10.12 to the Company's Annual
                                                                Report on Form 10-KSB for the Fiscal
                                                                Year ended December 31, 1997

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

Date:  November 23, 1998                GENETIC VECTORS, INC.


                                        By:   /s/ Mead M. Mccabe, Jr.
                                              --------------------------------
                                              Mead M. McCabe, Sr.
                                              Chairman of the Board of Directors


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

    3.2       By-laws of the Company                        Incorporated by reference to Exhibit
                                                            No. 3.2 to the Registration Statement.

    4.1       Form of Common Stock certificate              Incorporated by reference to Exhibit
                                                            No. 4.1 to the Registration Statement.

    4.2       Form of Underwriters' Warrant                 Incorporated by reference to Exhibit
                                                            No. 4.2 to the Registration Statement.

    4.3       Form of 1996 Incentive Plan                   Incorporated by reference to Exhibit
                                                            No. 4.3 to the Registration Statement.

    10.1      License Agreement dated September 7, 1990     Incorporated by reference to Exhibit
              between the University of Miami and its       No. 10.1 to the Registration Statement.
              School of Medicine and ProVec, Inc.

    10.2      Assignment of License Agreement dated         Incorporated by reference to Exhibit
              January 20, 1992 between ProVec, Inc. and     No. 10.2 to the Registration Statement.
              EpiDNA, Inc.

    10.3      Agreement between University of Miami and     Incorporated by reference to Exhibit
              its School of Medicine and the Company        No. 10.3 to the Registration Statement.
              dated August 21, 1996

    10.4      Employment Agreement dated August 15, 1996    Incorporated by reference to Exhibit
              between Mead M. McCabe, Sr. and the Company   No. 10.4 to the Registration Statement.

    10.5      Stock Option Addendum to Employment           Incorporated by reference to Exhibit
              Agreement dated August 15, 1996 between       No. 10.5 to the Registration Statement.
              Mead M. McCabe, Sr. And the Company

    10.6      Employment Agreement dated August 15, 1996    Incorporated by reference to Exhibit
              between Mead M. McCabe, Jr. and the Company   No. 10.6 to the Registration Statement.

    10.7      Stock Option Addendum to Employment           Incorporated by reference to Exhibit
              Agreement dated August 15, 1996 between       No. 10.7 to the Registration Statement.
              Mead M. McCabe, Jr. and the Company

    10.8      Consulting Agreement dated June 19, 1996      Incorporated by reference to Exhibit
              between James A. Joyce and the Company        No. 10.10 to the Registration Statement.

    10.9      Letter Agreement dated December 16, 1994      Incorporated by reference to Exhibit
              among Nyer Medical Group, Inc., the           No. 10.11 to the Registration Statement.
              Company, Mead M. McCabe, Sr. And Mead M.
              McCabe, Jr.







   10.10      Investors Finders Agreement dated             Incorporated by reference to Exhibit
              June 9, 1994 among Nyer Medical Group,        No. 10.12 to the Registration Statement.
              Inc., and the Company and Gulf American
              Trading Company

   10.11      Industrial Real Estate Lease dated June 12,   Incorporated by reference to Exhibit
              1997 among the Company and Jetex Group, Inc.  No. 10.13 to the Company's Quarterly
                                                            Report on Form 10-QSB for the Quarter
                                                            ended June 30, 1997

   10.12      Letter from University of Miami dated         Incorporated by reference to Exhibit
              April 8, 1998                                 No. 10.12 to the Company's Annual
                                                            Report on Form 10-KSB for the Fiscal
                                                            Year ended December 31, 1997

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

