Form 10KSB
period 1998-12-31
GENETIC VECTORS INC
filed 1999-04-27
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

         (MARK ONE)


      |X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

              (Fee Required)

                   For the fiscal year ended December 31, 1998

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. |X|

         The issuer generated revenues of $47,172 during its most recent fiscal year.

         The aggregate market value of the Company's voting stock held by non-affiliates as of April 26, 1999 was approximately $13,511,597 based on the average closing bid and asked prices of such stock on that date as quoted on the OTC Bulletin Board. There were 2,349,843 shares of Common Stock outstanding as of April 26, 1999.


         Documents Incorporated by Reference: See Item 13


         This Form 10-KSB consists of 63 pages. The Exhibit Index begins on page 61.

                                     PART I

Item 1.           DESCRIPTION OF BUSINESS.
------------------------------------------

INTRODUCTION

         Genetic Vectors, Inc. (the "Company" or "Genetic Vectors") had cash and cash equivalents of $109,924 as of December 31, 1998 compared to $2.1 million as of December 31, 1997. The Company projects that such funds will be completely exhausted on or before the end of April 1999. In the absence of additional capital, the Company will be required to significantly curtail or cease its business activities. The Company's ability to continue its business activities is completely dependent on such additional capital and its failure to obtain such capital will have a material adverse effect on the Company's ability to continue its business activities. The Company's description of its business and other information contained in this Form 10-KSB and the Company's ability to continue its business as described herein is completely dependent on the Company's ability to obtain significant additional capital.

         On March 31, 1999, Genetic Vectors, Inc. (the "Company") filed a Notification of Late Filing on Form 12b-25 with respect to its Annual Report on Form 10-KSB for the year ended December 31, 1998. At the time of this filing, the Company intended to file its Annual Report on Form 10-KSB on or before April 15, 1999. Subsequent to this filing, the Company learned from its independent public accountants that they could after additional review only render a disclaimer of opinion in connection with the Company's audited financial statements. The Company's auditors have advised the company that it would re-evaluate its position if the Company obtains a commitment for additional financing. The auditors have not yet completed their audit of the Company's financial statements and therefore the disclaimer of opinion cannot be obtained without additional effort and expense. The Company believes that the disclaimer of opinion is solely attributable to the Company's cash shortage and is not attributable to any discrepancies in its financial statements or any disagreements with its auditors. To preserve cash, the Company has decided to include unaudited financial statements in lieu of audited financial statements containing the disclaimer of opinion. In the opinion of the Company, the unaudited financial statements included in Exhibit "A" include all adjustments (consisting of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented therein. For additional information concerning the Company's current financial situation, see "Certain Business Risk Factors - Future Capital Needs and Uncertainty of Additional Financing"; "Certain Business Risk Factors - Ability to Continue to Operate as a Going Concern"; and "Management's Plan of Operation and Discussion and Analysis
- Additional Fund Raising Activities."

GENERAL INFORMATION

         The Company is a biotechnology company which intends to specialize in the development of diagnostic and quality control tools for the biopharmaceutical, food and beverage industries. The Company was founded in 1991 by Dr. Mead McCabe (the Chairman of the Board of Directors of the Company) who invented a new nucleic acid labeling and detection technology (the "Technology"). The Technology consists of patents and patent applications originally filed in the name of or for the benefit of the University of Miami, and unpatented confidential and non-confidential know-how, which is either proprietary or in the public domain. Part of the Technology relates to a new nucleic acid and method described in University of Miami Invention Disclosure UM90-16, which invention was made under a grant from the United States Government. Additional nucleic acids and methods were described in the patents and patent applications filed in the name of or for the benefit of the University of Miami, some of which were made using University facilities. The antibody was described in University of Miami Invention Disclosure UM87-90 and its preparation is the subject of a published paper and an abandoned patent application which is not available to the public.

         The Technology is the basis for the Company's initial product line, the EpiDNA(TM), which includes the Company's first product, the Picogram Assay (the "Picogram Assay"). A second proposed product line, EasyID(TM), combines the EpiDNA technology with gene probes in kits for the detection of yeasts. These kits are intended for quality control in the food and beverage industry and for identification of proprietary yeasts in the brewing and wine-making industry.

         After removing the Picogram Assay from the marketplace during the third quarter of 1997, the Company has completed the refinement of the EpiDNA Picogram Assay Kit (the "Picogram Assay Kit"). During the twelve-month period ended December 31, 1998, the Company has not generated significant revenues and remains largely a development stage company. In July 1998, the Company reintroduced the Picogram Assay Kit to the marketplace and is closely monitoring its market acceptance. The Company's cash shortage limited the Company's marketing efforts to support the reintroduction of the Picogram Assay. There can be no assurances that the Picogram Assay Kit will be accepted by the marketplace.

EPIDNA TECHNOLOGY

         DETECTION OF NUCLEIC ACIDS. The EpiDNA technology is a broadly applicable method for labeling and detecting nucleic acids, particularly DNA. The importance of the ability to attach labels to nucleic acids arises from the use of nucleic acids as probes to identify, locate and isolate DNA fragments containing a single gene in a mixture of DNA fragments containing thousands of different genes. DNA labeling technology is analogous to the photographic development process. The label makes the results of esoteric DNA hybridization reactions visible to the naked eye in the same sense that developing solutions render the latent image in a photograph visible. The visual results of this process are pictures of DNA hybrids or DNA fingerprints. Nucleic acid probes are usually labeled with radioactivity so that the probe and the gene to which it is bound can be located. The use of non-radioactive labels on probes is becoming an increasingly attractive alternative because of the dangers associated with radioactivity and the expense of disposing of radioactive waste. The EpiDNA technology can be used to make these types of non-radioactive labeled nucleic acid probes.


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


         The Picogram Assay combines chemical and immunochemical procedures to measure trace amounts of DNA. The assay is relatively easy to perform, measures DNA in a range of one to one hundred picograms, can detect small fragments of DNA, and is complete in about three hours. As reported in the Company's 10-KSB filed in April 1998, prior to its preliminary launch of the Program Assay in the third quarter of 1997, the Company had eliminated a step in the Picogram Assay which was intended to make the assay more user friendly. Subsequent to this preliminary launch, it was suspected that the elimination of this step caused the assay to lose some reproducibility in the ultra-sensitive lower limit of measurability. Accordingly, management of the Company felt that it was prudent to temporarily remove the product from the market until the product's original reproducibility could be restored. Accordingly, the Picogram Assay was removed from the marketplace in December, 1997. However, through the redevelopment process the Company discovered that removal of this step did not cause the loss of sensitivity. Instead, the Company discovered that plastic tubes holding certain reagents caused the problem by adherence of a portion of the reagents to the inside of the tube. Subsequently, the Company changed the tubes and reintroduced the Picogram Assay to the market in the third quarter of 1998.

         The use of the Picogram Assay does not require the purchase of major equipment, since the assay utilizes a standard microtiter plate reader, which is routine in biopharmaceutical quality control laboratories. The assay is designed for routine application by technicians and is intended for validation of final product purity.

EASYID MICROBIAL IDENTIFICATION TECHNOLOGY

         Genetic Vectors is developing the EasyID technology for the rapid identification of yeasts and other microbes of commercial and research interest. The Company's development efforts have been affected by the Company's working capital shortage. EasyID technology is based on a series of small DNA chains known as DNA probes. DNA probes are used in gene detection techniques to clearly identify specific genes. DNA probes also have a common day-to-day application in the identification of microbes, usually in health- or research-related applications. Basic EasyID kits will provide DNA probes that should allow clear identification of yeast species or strains by detecting a gene possessed solely by that species or strain. The Company intends to join its EpiDNA technology with its EasyID technology to produce labeled probes. Genetic Vectors believes that its EasyID kits should give users a rapid means for yeast identification because results should normally be obtained in about two hours. The Company believes that these assays can be refined to run in about fifteen minutes similar to other DNA probe tests. This is a major improvement over conventional culture-based identification techniques, which often take days to complete and are sometimes inaccurate.

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

RESEARCH AND DEVELOPMENT

         The Company spent approximately $918,401 and $805,711 on Company-sponsored research and development activities during its 1998 and 1997 fiscal years, respectively. The Company did not conduct any material customer-sponsored research and development activities during either of those fiscal years.

MARKETING AND SALES

         The Company temporarily removed the Picogram Assay from the marketplace in December, 1997, and reintroduced it in the third quarter of 1998. The
Company's marketing activities in connection with the reintroduction of the Picogram Assay were limited by the Company's working capital shortage. Accordingly, the Company remains largely a development stage company with the Company's expenditures far exceeding its revenues.


         Genetic Vectors intends to use EpiDNA and EasyID technology to fashion diagnostic tools for use in quality control and quality assurance programs in the food and beverage industry but there can be no assurance that this can be accomplished successfully or at all.

         The Company has received conflicting information regarding the potential market for its Picogram Assay. Such information indicates that the potential annual market for the Picogram Assay ranges from $4,000,000 to $20,000,000. If the actual market for this product is near the lower end of this range, the Company will have substantial difficulty in generating significant sales.

REGULATION

         The Company's operations will be subject to federal, state and local regulations to which business operations are normally subject, including occupational safety and health acts, workmen compensation statutes, unemployment insurance, and income tax and social security related regulations. The biotechnology industry is also subject to federal, state and local regulations with regard to the construction, maintenance, containment and release of genetically engineered organisms and the manufacturing of diagnostic devices for human use. The Company currently has no plans to construct or release genetically altered organisms or to produce diagnostic devices for human use, and accordingly the Company does not anticipate that these regulations will affect it or its operations.

         The Company's operations will be subject to applicable environmental laws and regulations. The Company's operations will entail the storage and disposal of small amounts of biological and chemical hazardous wastes. The costs that the Company has incurred to date in connection with compliance with environmental laws and regulations have not been material, and the Company anticipates that such costs will not be material in the foreseeable future. There can be no assurance, however, that this will be the case. The Company does not anticipate that any significant capital expenditures related to compliance with environmental laws will be required in the foreseeable future.

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

MANUFACTURING

         The Company's research and development and executive offices are located at 5201 N.W. 77th Avenue, Suite 100, Miami, Florida. In addition, the Company relies on outside vendors to manufacture all of the components of its EpiDNA Picogram Assay.

         Certain key components of the Company's Picogram Assay product are currently provided by a limited number of sources, and many components are provided by outside vendors. One component is provided by a single source. The Company is utilizing contract manufacturers to manufacture required reagents. Two key components of the EpiDNA Picogram Assay Kit, the "GeNuncTM" reaction modules and the "MaxisorpTM" immunomodules are manufactured by NUNC (a Danish entity), but can also be obtained from United States distributors such as Fisher Scientific, V.W.R. or Baxter Scientific. The "AmpakTM" detection system, which is also a key component of the Picogram Assay, is available only from a single source of supply. Additionally, the Company contracts with Fujirebio Diagnostics, Inc. for manufacturing of certain reagents, assembly and packaging.

STRATEGY FOR GROWTH

         In the event the Company is able to raise additional capital, Genetic Vectors intends to expand its business opportunities through increased marketing efforts (as outlined in "Marketing and Sales") and by expanding its product lines (as described in other sections). The Company intends to attempt to form strategic alliances with corporate partners that can provide distribution for the Company's products or research and development support for its long term research and development activities. The Company's labeling, detection and assay kits may provide an attractive means for a strategic partner to enhance its existing product lines. The Company may also seek to license or sublicense those applications of the Technology that are either outside its product focus or for which funding is inadequate.

         Additionally, the Company believes that there are favorable business acquisition opportunities that would enable it to expand its business more rapidly. To date, the Company has been unsuccessful in consummating any acquisitions and has expended approximately $152,000 in pursuing acquisition opportunities. Management believes that the successful consummation of several of these acquisition opportunities would enable it to achieve economies of scale, improve gross margins and increase revenues and/or market share. However, the Company's ability to pursue or consummate any acquisition is completely dependent on its ability to obtain significant additional capital. Generally, shareholder approval will not be required in connection with such activities.

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

CUSTOMERS

         The   Company's   customers   to  date  have   been   biopharmaceutical
manufacturers. To date, the Company has not generated significant sales and, therefore, is not dependent on any customers.

EMPLOYEES

         Genetic Vectors currently has seven employees, two of which are executive officers and all of which are full-time employees. See "Management's Plan of Operation and Discussion and Analysis - Changes in the Number of Employees." None of the Company's employees are covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

         Since the patents and patent applications referred to herein were made, in part, using federal funds provided by a federal agency, the National Institute of Health ("NIH") has a nonexclusive, nontransferable, irrevocable, paid-up worldwide license to practice the invention (35 U.S.C. 202 (c)(4)). Under this nonexclusive license, the NIH can use the Technology in federally-funded projects or it can, if provided in a treaty or agreement, sublicense the Technology to a foreign government or international organization. This nonexclusive license to the NIH did not terminate with the licensing of the Technology to the Company. The NIH also has certain rights (35 U.S.C. 203) allowing it to grant licenses to third parties if it is determined that practical application of the invention is not occurring, even exclusive licenses, as well as march-in rights to meet unmet health or safety needs, to meet requirements for public use specified in federal regulations or for failure to manufacture in the United States or to obtain a waiver of such provisions. The grant of an exclusive license or the exercise of the march-in rights would cause the Company to suffer a material adverse effect on its business, financial condition and viability. As described herein, the Company has already developed products based on the Technology and intends to continue the commercialization of the Technology.

         The Company has applied for and been granted, on behalf of the University of Miami, patent protection for part of the Technology in the United States and other countries. Letters Patent Number 246228 has been issued for the Technology in New Zealand. Also, the University of Miami, at Company expense, has filed for and was granted patents under the International Patent Cooperation Treaty, followed by national stage filings in Australia, New Zealand and the European Patent Office. There are currently two United States patents for the Technology.

CERTAIN BUSINESS RISK FACTORS

         The Company is subject to various risks which may have a material adverse effect on its business, financial condition and results of operations. Certain risks are discussed below.

         FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING. The Company had cash and cash equivalents of only $156,054 as of December 31, 1998. Since November 1998, the Company borrowed a total of $438,500 from private investors in four separate transactions. The Company projects that such funds will be completely exhausted on or before the end of April 1999. In the absence of additional capital, the Company will be required to significantly curtail or cease its business activities. The Company has no commitment for any additional capital and no assurance can be given that the Company will be successful in obtaining any additional capital. The Company's ability to continue its business activities is completely dependent on such additional capital and its failure to obtain such capital will have a material adverse effect on the Company's business, financial condition and results of operation and will jeopardize the Company's ability to continue its business activities.

         ABILITY TO REPAY SECURED INDEBTEDNESS. In order to fund its operations since November 1998, the Company was forced to borrow money from private investors in five separate transactions. See "Plan of Operation - Additional Fund Raising Activities." Three of these transactions are secured by substantially all of the Company's assets. The Company's ability to repay all such loans is completely dependent on the Company's ability to raise additional capital from external sources. The Company's failure to raise such capital by the repayment date of these loans may result in the foreclosure on the Company's assets. This would have a material adverse effect on the Company's business, financial condition and results of operations and would jeopardize the Company's ability to continue its business activities.

         LIMITED OPERATING HISTORY AND EXPECTATION OF FUTURE LOSSES. The Company was organized in 1991 and since inception has been in the development stage. To date, the Company has generated very limited revenues from the sale of its product. Further, the Company has devoted most of its efforts to various organizational activities, including research and development and the development of a business strategy. From its inception through December 31, 1998, the Company has incurred cumulative losses of approximately $6.1 million. The Company expects to incur substantial losses for the foreseeable future due, in part, to research and development, distributing and marketing its product. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production and marketing or other unforeseen difficulties, which may cause additional losses.

         UNCERTAIN MARKET ACCEPTANCE AND DEPENDENCE ON A LIMITED NUMBER OF PRODUCTS. The Company currently has one product, the Picogram Assay, and another product line under development, the EasyID product line. As such, the Company is highly dependent on a limited number of products and the Company's long-term success may depend on the market acceptance of these products. Market acceptance of the Company's products will depend, in part, on the Company's ability to demonstrate the superiority of its products with respect to existing techniques, including the products' accuracy, ease of use, reliability and cost-effectiveness and on the effectiveness of the Company's marketing efforts. These efforts have been adversely affected by the Company's working capital shortage. No assurance can be given that the Company will gain market acceptance for its products. Failure to gain market acceptance for either of these product lines will have a material adverse effect on the Company's business, financial condition and results of operations.

         TECHNOLOGICAL UNCERTAINTY AND EARLY STAGE OF PRODUCT DEVELOPMENT. The science and technology of the Program Assay and EasyID are rapidly evolving. Although the Company has conducted limited marketing of its initial product, other proposed products are in the early development stage. These products will require significant further research, development and testing and are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibility that any or all of the proposed products are found to be ineffective, unsafe, or otherwise fail to receive necessary regulatory clearances, if any, that the proposed products, though effective, are uneconomical to market, that third parties hold proprietary rights that preclude the Company from marketing them, or that third parties market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products.

         LIMITED MANUFACTURING AND MARKETING CAPABILITY. The Company's experience in manufacturing has been limited to the production of small amounts of kits of its initial product for use in research and development and early commercialization of its initial product. No assurance can be given that the Company will ultimately be able to obtain or produce sufficient quantities of such product at commercially reasonable costs.

         The Company has limited experience in marketing its product and no assurance exists that the Company can market its product in an effective manner. The Company intends to market its product in the United States, Europe and Asia through a network of independent distributors supported by a direct sales force, but no sales force is yet in place, and no distribution agreements have been entered into. The Company's ability to market its product in Europe and Asia and other areas will depend on the Company's ability to fund such efforts as well as the Company's ability to develop strategic alliances with marketing partners. There can be no assurance that the Company will enter into such alliances with other companies on favorable terms or at all.

         RISK OF PRODUCT LIABILITY CLAIMS. The nature of the Company's business exposes it to risk from product liability claims. The Company maintains product liability insurance for its products with limits of $1 million per occurrence and $2 million in the aggregate per year. Such insurance coverage is, however, becoming increasingly expensive and there can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be successful in maintaining adequate product liability insurance at acceptable rates. In addition, due to the Company's working capital shortage, there can be no assurance that the Company will be able to fund the premiums for its existing insurance. Any losses that the Company may suffer from future liability claims, and any adverse publicity from product liability litigation, may have a material adverse effect on the Company's business, financial condition and results of operations.

         UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend in part on its ability to obtain and maintain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of other parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the biotechnology industry places considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. Legal standards relating to the scope of claims and the validity of patents in the biotechnology field are uncertain and evolving. There can be no assurance that patent applications to which the Company holds rights will result in the issuance of patents, that any patents issued or licensed to the Company will not be challenged and held to be invalid, or that any such patents will provide commercially significant protection to the Company's technology, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company has rights or obtain access to the Company's know-how or that others will not be issued patents which may prevent the sale of one or more of the Company's products, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, management, and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research and development activities or product sales. In addition, the laws of certain countries may not protect the Company's intellectual property. No assurance can be given that any licenses required under any such third-party patents or proprietary rights would be made available on commercially reasonable terms, if at all. In addition, due to the Company's working capital shortage, there can be no assurance that the Company will be able to continue its existing patent applications.

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

         DEPENDENCE ON KEY PERSONNEL; INEXPERIENCE OF MANAGEMENT. The Company's ability to successfully manage its growth will substantially depend on its ability to attract and retain additional qualified management personnel. Because of the Company's cash shortage, its ability to attract or retain qualified personnel has been hindered. This cash shortage has caused the Company to pay only one-half of its employees' salaries during portions of December 1998, January 1999, February 1999, April 1999, and for all of March 1999. On April 23, 1998, the Company paid the unpaid salary for some if its employees for the period from December 1998 through April 16, 1999. On December 9, 1998, the Company issued the employees options to purchase an aggregate of 4,393 shares of Common Stock at an exercise price of $5.00 per share or approximately $2.25 less than the closing price on that date. The Company recently repurchased 1,171 options from its employees for an aggregate purchase price of $2,635. The Company is currently accruing one-half of its employees salaries which it will pay when and if additional capital is received. The Company also intends to issue additional stock options to its non-executive employees for March 1999 at a price to be determined. Currently, none of the Company's administrative staff has any experience in running a large company or a company whose securities are publicly held, apart from the Company. There can be no assurance that the demands placed on Company personnel by the cash shortage or the growth of the Company's business and the need for close monitoring of the Company's operations and financial performance through appropriate and reliable administrative and accounting procedures and controls will be met, or that the Company will otherwise manage its growth successfully; the failure to do so could have a material adverse affect on the Company's business, results of operations and financial condition. There is significant competition for qualified personnel, and there can be no assurance that the Company will be successful in recruiting, retaining or training the management personnel it requires. The Company has designated Mead M. McCabe, Jr. as its interim principal financial officer. The Company currently has no officer with experience in managing the financial and accounting functions of a publicly-held company.

ITEM 2.           DESCRIPTION OF PROPERTY.
------------------------------------------

         The Company currently leases approximately 14,000 square feet of office space located at 5201 N.W. 77th Avenue, Suite 100, Miami, Florida 33166. This lease, which was entered into on June 12, 1997, has a ten-year term. This property is in good condition.

ITEM 3.           LEGAL PROCEEDINGS.
------------------------------------

         The Company is not aware of any legal proceedings involving the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
----------------------------------------------------------------------

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
---------------------------------------------------------------------------

MARKET INFORMATION

         The Company's shares of common stock, par value $0.001 per share (the "Common Stock"), is traded in the over-the-counter market and is quoted on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "GVEC." The following table shows the high and low bid prices for the Common Stock for each quarter within the last two fiscal years(1). The Company's closing price as of April 25, 1999 was $6.00.


                                              BID PRICE PER SHARE(2)
                                              ----------------------
                                    HIGH                                  LOW
                                    ----                                  ---

First Quarter 1997                $13.875                                $3.00
Second Quarter 1997               $10.375                                $6.00
Third Quarter 1997                 $9.25                                 $5.375
Fourth Quarter 1997                $9.875                                $6.00

                                              BID PRICE PER SHARE(2)
                                              ----------------------
                                    HIGH                                  LOW
                                    ----                                  ---

First Quarter 1998                 $8.75                                 $7.00
Second Quarter 1998                $9.875                                $8.75
Third Quarter 1998                 $9.9375                               $7.50
Fourth Quarter 1998                $8.50                                 $3.50



-------------------------------

(1)  This information was obtained from the OTC Bulletin Board.

(2) The Company believes that these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

HOLDERS OF COMMON STOCK

         As of April 25, 1998, there were approximately 38 holders of record of the Common Stock. The Company believes it has in excess of 528 non-objecting beneficial owners of its Common Stock.

DIVIDENDS

         The Company has not paid any dividends on its Common Stock at any time.
Section 607.06401 of Florida Statutes prohibits the payment of dividends by any corporation which after taking into account such dividend would not be able to pay its debts as they become due or which would result in such corporation's total assets being less than its total liabilities. This provision may prohibit the Company from paying dividends unless the Company obtains significant new capital. Other than the foregoing, the Company is not aware of any restrictions on its ability to pay dividends on its Common Stock, but the Company's management does not anticipate paying any dividends for the foreseeable future.

SALES OF UNREGISTERED SECURITIES

         In June and August of 1998, the Company issued an aggregate of 709 shares in exchange for consulting services valued by the Company at $6,000, based on the closing price on the date of grant. This Offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

         On September 8, 1998, the Company granted warrants to purchase 50,000 shares of Common Stock of the Company at an exercise price of $6.00 per share to a consultant (the "Consultant") to assist the Company to obtain additional financing. These warrants are immediately exercisable. The closing price of the Company's Common Stock on September 8, 1998 was $9.125. This offering was exempt from registration pursuant to Section 4(2) of the Act.

         On November 2, 1998, the Company borrowed $150,000 from two private investors ("Loan No. 1"). The terms of Loan No. 1 provided for an annual interest rate of 12% which will increase 1% for each month that any portion of Loan No. 1 remains unpaid after April 1, 1999, up to the maximum rate permitted by law. Accrued interest is payable monthly beginning on April 1, 1999. The outstanding principal must be repaid by November 2, 1999. The Company also issued to the private investors warrants to purchase 15,000 shares of Common Stock at an exercise price of $6.00 per share. These warrants may be exercised at any time before November 2, 2003. The closing price of the Common Stock on November 2, 1998 was $7.00. The Company is obligated to grant the private investors warrants to purchase an additional 1,250 shares of Common Stock at an exercise price of $6.00 per share on April 1, 1999 and each month thereafter through October 1, 1999 until the loans are repaid in full. On November 1, 1999 and each month thereafter that the loans are outstanding, the Company is obligated to grant the private investors warrants to purchase an additional 2,500 shares of Common Stock at an exercise price of $6.00. The proceeds of these loans have been used by the Company to fund its working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

         In addition and on November 2, 1998, the Company issued to the Consultant warrants to purchase 15,000 shares of Common Stock at an exercise price of $6.00 per share. These warrants are immediately exercisable.
This offering was exempt from registration pursuant to Section 4(2) of the Act.


         On January 19, 1999, the Company borrowed $163,500 from a private investor ("Loan No. 2"). The terms of Loan No. 2 provided for an annual interest rate of 12% which will increase 1% for each month that any portion of the loan remains unpaid after January 19, 2000, up to the maximum rate permitted by law. Accrued interest is payable monthly beginning on April 19, 1999. The outstanding principal balance must be repaid by January 19, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.01 per share. These warrants are immediately exercisable. The closing price of the Common Stock on January 19, 1999 was $5.125. The Company is obligated to grant the private investor warrants to purchase 150,000 shares at an exercise price of $5.50 per share upon the repayment of the loan or the closing on the sale of Company securities in an aggregate amount of $1,500,000. Such additional warrants become exercisable on the fifth anniversary of the grant. The proceeds of this loan have already been expended by the Company to fund its working capital needs. This offering was exempt form registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

         On March 9, 1999, the Company borrowed an additional $125,000 ("Loan No. 3") from the same private investor which had made Loan No. 2. The terms of Loan No. 3 provided for an annual interest rate of 12% which will increase 1% for each month that any portion of the loan remains unpaid after January 19, 2000, up to the maximum rate permitted by law. Accrued interest is payable monthly beginning on April 19, 1999. The outstanding principal balance must be repaid by January 19, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.01 per share. These warrants are immediately exercisable. The closing price of the Common Stock on March 9, 1999 was $7.875. Substantially all of the proceeds of this loan have been expended by the Company to fund its working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

         In connection with Loan No. 2 and Loan No. 3, the Company granted warrants to purchase 16,350 shares of Common Stock on January 19, 1999 and 12,500 shares of Common Stock on March 9, 1999 at an exercise price of $5.50 per share to the Consultant for helping the Company to locate the financing. These warrants are immediately exercisable. The closing price of the Common Stock was $5.125 and $7.875 on January 19, 1999 and March 9, 1999, respectively. This offering was exempt from registration pursuant to Section 4(2) of the Act.

         On April 19, 1999, the Company borrowed an additional $100,000 ("Loan No. 4") from a private investor. This loan has an annual interest rate of 12%. Accrued interest is payable quarterly, commencing on June 1, 1999. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 25,000 shares of Common Stock at an exercise price of $3.50 per share. These warrants are immediately exercisable. The closing price of the Common Stock on April 19, 1999 was $6.00. The Company intends to use these proceeds on unpaid salaries for its employees and for other working capital purposes. The Company believes that these proceeds will last for less than one month. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.


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

                    (a)  Common Stock ($0.001 par value).

                    (b) Underwriter warrants to purchase an aggregate of 50,000 shares of Common Stock. Those warrants will become exercisable on December 21, 1997 and expire on December 19, 2001.

             (iv)   Securities sold (all sold for account of the issuer):


                                             AGGREGATE
                                              OFFERING
                                              PRICE OF                 AGGREGATE
                                   AMOUNT       AMOUNT   AMOUNT   OFFERING PRICE
TITLE                          REGISTERED   REGISTERED     SOLD   OF AMOUNT SOLD
--------------------------------------------------------------------------------

1.  Common Stock                575,000     $5,750,000   $575,000    $5,750,000
2.  Common Stock pursuant to
    Underwriter Warrants         50,000       $750,000      - 0 -         - 0 -
3.  Underwriter Warrants         50,000            500     50,000           500


             (v)    Underwriting Discounts and Commissions:            $517,500

                    Finder's Fees:                                        - 0 -

                    Expenses Paid for Underwriters:                     217,139

                    Other Expenses:                                     445,610

                          Total Expenses:                            $1,180,249

             (vi)   Net Proceeds of Offering Before Refunds:         $4,569,751

                    Refund of Offering Costs:                            19,257

                    Net Proceeds of Offering:                         4,589,008

             (vii)  Uses of Net Proceeds:


                                      Direct  or   indirect   payments   to
                                      directors, officers, general partners
                                      of the issuer or their associates; to
                                      persons owning ten percent or more of
                                      any class of equity securities of the
                                      issuer;  and to affiliates              Direct or indirect
                                      of the issuer                           payment to others
                                      -------------------------------------   ------------------
Construction of plant, building                                                              $0
     and facilities:



                                      Direct  or   indirect   payments   to
                                      directors, officers, general partners
                                      of the issuer or their associates; to
                                      persons owning ten percent or more of
                                      any class of equity securities of the
                                      issuer;  and to affiliates              Direct or indirect
                                      of the issuer                           payment to others
                                      -------------------------------------   ------------------

Purchase and installation of
     machinery and equipment:                                                            503,421

Purchase of real estate:                                                                     -0-

Acquisition of other business(es):                                                           -0-

Repayment of indebtedness:                                                                   -0-

Working capital:                                      30,000                             976,894

TEMPORARY INVESTMENTS (SPECIFY)
-------------------------------

Certificates of Deposit:                                                                 131,130

OTHER PURPOSES (SPECIFY)

Research and Development and Patent Protection                                         1,644,763
     Expenditures:

Expansion of Research/Manufacturing Facilities:      109,000                             365,173

Sales and Marketing Capabilities:                                                        170,715

Management Salaries:                                 561,730

Investor Relations:                                                                       96,182

TOTAL:                                               700,730                           3,888,278

ITEM 6.           MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
-----------------------------------------------------------------------------

INTRODUCTORY STATEMENTS


         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Annual Report contains forward-looking statements, including statements regarding, among other things, (a) the Company's growth strategies, (b) anticipated trends in the Company's industry and (c) the Company's future financing plans. In addition, when used in this Annual Report, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

         The Company temporarily removed the Picogram Assay from the marketplace in December, 1997 and subsequently re-launched it in the third quarter of 1998 but has not generated significant sales revenue. The Company remains largely a development stage company, with the Company's expenditures far exceeding its revenues. Because the Company has not generated significant revenues, the Company intends to continue to report its plan of operation.

PLAN OF OPERATION

         ADDITIONAL FUND RAISING ACTIVITIES. The Company had originally projected that the funds raised in its initial public offering (the "IPO"), which was closed on December 26, 1996, would last for approximately eighteen months after the date of the Offering. As previously reported in its Form 10-QSB for the three-month period ended September 30, 1998, the Company needed to raise additional capital to continue operations beyond November 1998. In order to fund its operations since November 1998, the Company had to borrow money from several private investors in four separate transactions. These loan transactions were intended to provide short-term financing to the Company. The aggregate amount of these loans (excluding payments of commissions and other expenses) was $438,500. The Company anticipates that these loan proceeds will be completely expended by the end of April 1999. Thereafter, the Company's ability to continue its business activities will be completely dependent on its ability to obtain new capital. The Company has no commitment for any additional capital and no assurances can be given that the Company will be successful in raising any new capital. A summary of these loan transactions is contained in "Market for Common Equity and Related Stockholder Matters - Sales of Unregistered Securities." In the absence of additional capital, the Company will be required to significantly curtail or cease its business activities.

         The plan of operation described in this Annual Report assumes that the Company will be successful in raising significant additional capital, but no assurances can be given that the Company will be successful in raising any additional capital. The failure to raise additional capital will, among other things, cause significant deviations from the plan of operation described in this Annual Report, and will have a material adverse effect on the Company's business, financial condition and results of operations. It will also jeopardize the Company's ability to continue its business activities.

         SUMMARY OF ANTICIPATED PRODUCT RESEARCH AND DEVELOPMENT. The Company intends to continue its product research and development and continue to implement what the Company believes to be a feasible plan for product development. The Company has modified its feasibility plan since the filing of its Quarterly Report on Form 10-QSB for the three-month period ended September 30, 1998. The Company expects to employ its resources in the research and development of potential applications of its nucleic acid labeling technology. The major components of the plan of operation as revised from the last reporting period are as follows:

1999     o     Continued development of applications of Genetic Vectors' nucleic acid labeling technology.


         o Development of EasyID DNA probe products for quality assurance in the food and beverage industry.

2000     o     Development of EasyID probe products for quality assurance in the food and beverage industry.

         o Continued development of applications of Genetic Vectors' nucleic acid labeling technology.

         SIGNIFICANT PLANT OR EQUIPMENT PURCHASES. The Company anticipates purchasing or leasing equipment valued at approximately $250,000 in 1999 to be used in connection with the foregoing development plan.

         CHANGES IN THE NUMBER OF EMPLOYEES. The Company currently has seven employees. As shown in the following chart, the Company anticipates hiring additional personnel during 1999 and 2000 in connection with its research and development and product development plan. The Company believes that these personnel will be adequate to accomplish the tasks set forth in its plan.

PROPOSED ADDITIONAL PERSONNEL                         1999                  2000
-----------------------------                    ---------             ---------
Executive Personnel                                     2                      0
Administrative Personnel                                2                      0
Director - Sales and Marketing                          1                      0
Salespersons                                            5                      4
Technical Info/Inside Sales                             3                      0
Scientific Supervisors                                  1                      0
Technicians                                             2                      0
                                                ---------              ---------

TOTAL PROPOSED NEW EMPLOYEES                           16                      4
                                                =========              =========

TOTAL EMPLOYEES AT END OF YEAR                         23                     27
                                                =========              =========

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

         The Company generated revenues of $11,275 during 1998, which were attributable to the launch of the Picogram Assay. In addition, the Company recognized $35,897 in grant revenue during 1998. During 1997, the Company was awarded a grant for $99,897 from the National Institute of Health and the

National Institute of Allergy and Infectious Diseases for rapid identification of fungal species. In this connection, the Company recognized grant revenue aggregating $35,897 and $64,000 in 1998 and 1997, respectively. The award terminated on February 27, 1998.

         The sales generated by the Company during 1998 were preliminary in nature, and represented the purchase of product samples primarily for evaluation purposes. The Company reintroduced the Picogram Assay in the third quarter of 1998; however, the Company remains largely a development stage company with expenditures far exceeding revenues.

         Research and development expenses for 1998 increased by $179,226. The increase was largely attributable to accelerated product improvement efforts on EpiDNA Picogram Assay kits and development efforts on the core labeling technology. In addition, the Company created a new research and development cost center which the Company believes resulted in better tracking of certain research and development expenses. Some of these expenses had not previously been classified as research and development expenses, including certain salaries. This reclassification resulted in greater research and development expenses in 1998 compared to 1997.

         Operating expenses for 1998 were approximately the same as in 1997, increasing only $584.

         Interest income for 1998 decreased by $136,970 because the Company had less cash invested during 1998 than in 1997. Interest income was attributable to interest earned on certificates of deposit and money market accounts which represented the investment of the net proceeds of the Company's IPO and proceeds from the issuance of debentures.

         LIQUIDITY AND CAPITAL RESOURCES. The Company had net cash of $2,102,467 at the beginning of 1998, consisting primarily of the net proceeds received by the Company in the IPO. The net cash used by the Company in operating activities aggregated $2,125,437. This was largely attributable to research and development and general and administrative expenses. The Company's net cash used in investing activities aggregated $64,606 during 1998, consisting mainly of purchases of laboratory and office equipment.

         As of December 31, 1998, the Company had total stockholders' equity of $563,575 and had short-term debt of $150,000. The Company had $109,924 in cash and cash equivalents as of December 31, 1998. This represents, in large part, the proceeds from Loan No. 1. The Company anticipates that such proceeds, together with the net proceeds from Loan No. 2 and Loan No. 3, will be completely expended by the end of April 1999. Thereafter, the Company will be required to significantly curtail or cease its business activities until additional capital can be obtained, if at all. See "Plan of Operation." Additional financing is necessary for the Company to continue its business activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Going Concern Opinion."

         As discussed throughout this Annual Report, the Company has experienced extreme cash shortages since the end of November 1998 through the date of this Annual Report. See "Plan of Operation - Additional Fund Raising Activities." As a result of these cash shortages, the Company was required to pay one-half of its employees' salaries in cash and one-half in stock options for a portion of December 1998 and January 1999. On December 9, 1998, the Company issued the employees options to purchase an aggregate of 4,393 shares of Common Stock at an exercise price of $5.00 per share or approximately $2.25 less than the closing price on that date. In addition, the Company was required to pay only one-half of its employees' salaries in cash for all of March 1999 in order to preserve cash. The Company is currently accruing one-half of its employees' salaries which it will pay when and if additional capital is received. In addition, the

Company will issue additional stock options to its non-executive employees at a price to be determined.

         YEAR 2000 COMPUTER ISSUES. Computer programs have typically abbreviated dates by eliminating the first two digits of the year under the assumption that these two digits would be 19. As the year 2000 approaches, these systems may not be able to recognize current dates which may cause computer system failure or miscalculations by computer programs. The Company does not believe it will not be materially affected by the Year 2000 problem. The Company's conclusion is based on a survey of the computer equipment currently in use by the Company. All such equipment was acquired by the Company within the last two years and was Year-2000-compliant when acquired. The Company has not expended a material amount of costs in this assessment. Moreover, the Company remains largely a research and development company and therefore its exposure to the Year 2000 problems of its customers and suppliers is minimal. However, the Company is exposed to the risk that one or more of its suppliers could experience Year 2000 problems that may impact their ability to supply materials to the Company. To date, the Company is not aware of any Year 2000 problems of its suppliers that would have a material adverse impact on the Company's operations. Nonetheless, the inability of suppliers to convert their computer systems to avoid any Year 2000 problems could jeopardize the supply of materials to the Company and therefore have a material adverse effect on the Company's operations. The effect of non-compliance by suppliers is not determinable at this time. The Company's Year 2000 risks are considered minimal and no contingency plans are believed to be necessary. As a result, the Company believes the potential consequences of Year-2000 problems will not have a material effect on the Company.

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

         NEW FASB PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in operations in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

ITEM 7.           FINANCIAL STATEMENTS.
---------------------------------------


                                                GENETIC VECTORS, INC.
                                                 (A DEVELOPMENT STAGE
                                                             COMPANY)







                                                            Financial Statements
                                           Year Ended December 31, 1998 and 1997
                                                                     (Unaudited)

--------------------------------------------------------------------------------
                                                GENETIC VECTORS, INC.
                                                 (A DEVELOPMENT STAGE
                                                             COMPANY)

                                                             CONTENTS
                                                          (UNAUDITED)

--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

          Balance  sheet  (unaudited)                                         24

          Statements of Operations (unaudited)                                25

          Statements  of  Stockholders'  Equity  (Deficit)  (unaudited)     26-7

          Statements of Cash Flows (unaudited)                                28

          Notes to Financial Statements (unaudited)                        29-47

--------------------------------------------------------------------------------
                                                         GENETIC  VECTORS,  INC.
                                                  (A DEVELOPMENT  STAGE COMPANY)


                                                                   BALANCE SHEET
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------


DECEMBER 31,                                                                           1998
---------------------------------------------------------------------------------------------

ASSETS (Notes 4 and 11)


CURRENT
     Cash and cash equivalents                                                   $  109,924
     Accounts receivable                                                              3,620
     Inventory                                                                       13,500
     Prepaid expenses                                                                22,852
     Deferred loan costs (net of $18,525 of accumulated amortization) (Note 4)       92,625
---------------------------------------------------------------------------------------------

Total current assets                                                                242,521

Equipment and improvements, net (Note 3)                                            403,355
Patents and license agreement, net of $25,245 of accumulated
     amortization (Note 9(a))                                                       221,719
Restricted cash equivalents (Note 5)                                                 46,130
---------------------------------------------------------------------------------------------

                                                                                 $  913,725
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                    $  200,150
     Notes payable (Note 4)                                                         150,000

---------------------------------------------------------------------------------------------

Total liabilities                                                                   350,150
---------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 2 and 8)
---------------------------------------------------------------------------------------------

Stockholders' Equity (Note 8)
     Common stock, $.001 par value, 10,000,000 shares authorized,
         2,349,843 shares issued and outstanding                                      2,350
     Additional paid-in capital                                                   6,674,670
     Deficit accumulated during the development stage                            (6,113,445)
---------------------------------------------------------------------------------------------

Total stockholders' equity                                                          563,575
---------------------------------------------------------------------------------------------

                                                                                 $  913,725
---------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                                                         GENETIC  VECTORS,  INC.
                                                  (A DEVELOPMENT  STAGE COMPANY)

                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



                                        CUMULATIVE FROM
                                        JANUARY 1, 1992
                                            (INCEPTION)              FOR THE              FOR THE
                                                THROUGH           YEAR ENDED           YEAR ENDED
                                           DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                   1998                 1998                 1997
--------------------------------------------------------------------------------------------------

REVENUE:
     Sales                              $        50,535      $        11,275         $     39,260
     Grant revenue                              149,147               35,897               64,000

--------------------------------------------------------------------------------------------------

Total revenue                                   199,682               47,172              103,260
--------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Selling, general and administrative      3,855,641            1,574,082            1,573,534
     Research and development                 2,538,098              984,937              805,711
     Depreciation and amortization              187,867              125,427               55,505
--------------------------------------------------------------------------------------------------

Total expenses                                6,581,606            2,684,446            2,434,750
--------------------------------------------------------------------------------------------------

INTEREST                                        268,479               61,807              198,776
--------------------------------------------------------------------------------------------------


Net loss                                $    (6,113,445)     $    (2,575,467)        $ (2,132,714)
--------------------------------------------------------------------------------------------------

Weighted average common shares
     outstanding (Note 8)                                          2,344,696            2,339,634
--------------------------------------------------------------------------------------------------

Net loss per common share - basic and
diluted                                                      $         (1.10)        $       (.91)

--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                                     DEFICIT
                                                                            ADDITIONAL           ACCUMULATED
                                                                               PAID-IN            DURING THE
                                                  SHARES      AMOUNT           CAPITAL     DEVELOPMENT STAGE            TOTAL
-------------------------------------------------------------------------------------------------------------------------------

Initial capitalization for cash at $0.0000625
per share (Note 8(a))                          1,600,000   $   1,600     $      (1,500)    $               -      $       100

Capital contribution (Note 8(b))                       -           -           500,000                     -          500,000

Net loss                                               -           -                 -              (260,484)        (260,484)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992                   1,600,000       1,600           498,500              (260,484)         239,616

Net loss                                               -           -                 -              (205,753)        (205,753)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1993                   1,600,000       1,600           498,500              (466,237)          33,863

Net loss                                               -           -                 -              (318,927)        (318,927)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                   1,600,000       1,600           498,500              (785,164)        (285,064)

Net loss                                               -           -                 -              (226,666)        (226,666)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                   1,600,000       1,600           498,500            (1,011,830)        (511,730)

Issuance of common stock for cash, at
   $5.00 per share, net of offering costs
   of 70,000 (Note 8(c))                         110,000         110           479,990                     -          480,100

Conversion of $413,518 due to parent in
   exchange for 41,352 shares of common
   stock (Note 8(f))                              41,352          42           413,476                     -          413,518

Conversion of $132,822 of accrued payroll
   and consulting to the president and
   chairman of the Board for 13,282 shares
   of common stock (Note 8(f))                    13,282          13           132,809                     -          132,822

Issuance of common stock at $10.00 per
share,   net of offering costs of
$1,180,249 (Note 8(g))                           575,000         575         4,569,176                     -        4,569,751

Stock options granted for services                     -           -            56,250                     -           56,250
(Note 8(c))
Net loss                                               -           -                 -              (393,434)        (393,434)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                   2,339,634   $   2,340     $   6,150,201     $      (1,405,264)     $ 4,747,277

Offering cost refund (Note 8(g))                       -           -            25,500                     -           25,500
Offering costs (Note 8(g))                             -           -            (6,243)                    -           (6,243)
Net loss                                               -           -                 -            (2,132,714)      (2,132,714)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                   2,339,634   $   2,340     $   6,169,458     $      (3,537,978)     $ 2,633,820
-------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------



                                                                                                     DEFICIT
                                                                            ADDITIONAL           ACCUMULATED
                                                                               PAID-IN            DURING THE
                                                  SHARES      AMOUNT           CAPITAL     DEVELOPMENT STAGE            TOTAL
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                   2,339,634   $  2,340      $   6,169,458     $      (3,537,978)     $ 2,633,820

Issuance of common stock for services
   (Note 8(j))                                       709          1              5,999                     -            6,000

Issuance for common stock for cash, at $5.00
   per share (Note 8(k))                           9,500          9             47,491                     -           47,500

Warrants granted for consulting services
   (Note 9(f))                                         -          -            332,500                     -          332,500

Warrants granted for loan financing costs
   (Note 4)                                            -          -            111,150                     -          111,150

Options granted for services rendered
   (Note 8(m))                                         -          -              8,072                     -            8,072

Net loss                                               -          -                  -            (2,575,467)      (2,575,467)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                   2,349,843   $  2,350      $   6,674,670     $      (6,113,445 )    $   563,575
-------------------------------------------------------------------------------------------------------------------------------
                                           See accompanying notes to financial statements.

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                                                                   Cumulative from
                                                                   January 1, 1992             For the            For the
                                                               (inception) through          year ended         year ended
                                                                      December 31,        December 31,       December 31,
                                                                              1998                1998               1997
----------------------------------------------------------------------------------------------------------------------------
Operating Activities:
   Net loss                                                  $          (6,113,445)      $  (2,575,467)     $  (2,132,714)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization                                       187,867             125,427             55,505
       Amortization of loan costs                                           18,525              18,525                  -
       Write-off  of acquired technology                                    71,250                   -             15,000
       Consulting services provided for common stock                         6,000               6,000                  -
       Stock options and warrants granted for services                     340,572             340,572                  -
       (Increase) in accounts receivable                                    (3,620)             (3,620)                 -
       (Increase) in inventory                                             (13,500)            (13,500)                 -
       (Increase) in prepaid expenses                                      (22,852)            (22,852)                 -
       (Increase) in restricted cash equivalents                           (46,130)            (46,130)                 -
       Increase (decrease) in accounts payable
         and accrued liabilities                                           332,973             (45,608)            19,015
----------------------------------------------------------------------------------------------------------------------------

Total adjustments                                                          871,085             450,030             89,520
----------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                   (5,242,360)         (2,125,437)        (2,043,194)
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of equipment and improvements                                 (565,977)            (63,240)          (478,557)
   Patent costs and license agreement                                     (261,964)             (1,366)          (105,247)
----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                     (827,941)            (64,606)          (583,804)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Increase due to parent                                                  413,518                   -                  -
   Proceeds from note payable                                              185,000             150,000                  -
   Payment on notes payable                                                (35,000)                 -              (35,000)
   Net proceeds from issuance of common stock                            5,097,450              47,500                  -
   Capital contribution                                                    500,000                   -                  -
   Offering refund                                                          25,500                   -             25,500
   Offering costs                                                           (6,243)                 -              (6,243)
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                      6,180,225             197,500            (15,743)
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       109,924          (1,992,543)        (2,642,741)
Cash and cash equivalents at beginning of period                                 -           2,102,467          4,745,208
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $             109,924       $     109,924      $   2,102,467
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
   Conversion of due to parent in exchange for stock         $             413,518       $           -      $           -
   Conversion of accrued wages for stock                     $             132,822       $           -      $           -
   Cash paid for interest                                    $                   -       $           -      $           -
   Cash paid for taxes                                       $                   -       $           -      $           -
----------------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------


1.      SUMMARY OF            Organization and Business
        SIGNIFICANT
        ACCOUNTING            Genetic Vectors,  Inc.  (the  "Company"), formerly
        POLICIES              a subsidiary of Nyer Medical Group, Inc. ("Nyer"),
                              was incorporated on December 28, 1991. The Company was organized to supply genetic engineering tools and analytical kits to the biotechnology and molecular biology markets. The Company's products are intended to allow biopharmaceutical companies to test for biopharmaceutical product purity in compliance with regulatory standards. The Company is in the development stage and its operations to date have largely consisted of the research and development of its products. The Company had no financial activities from December 28, 1991 to December 31, 1991. Accordingly, January 1, 1992 has been used as the inception date of these financial statements.

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

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------


                              Cash and Cash Equivalents
                              -------------------------

                              The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

                              Research and Development Costs
                              ------------------------------

                              Expenditures relating to the Company's product research, development and testing are expensed as incurred.


                              Deferred Loan Costs
                              -------------------

                              Deferred loan costs are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the life of the notes payable of one year.

                              Equipment and Improvements and Depreciation
                              -------------------------------------------

                              Equipment and improvements are recorded at cost. Depreciation is provided over the estimated useful life of the assets which range from three to ten years.

                              Patents and License Agreement
                              -----------------------------

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

                              The Company continually evaluates the carrying value of its patents and license agreement. Impairments are recognized when the expected

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                              future  operating  cash flows to be  derived  from
                              such   intangible   assets  are  less  than  their
                              carrying values.



                              Revenue
                              -------

                              The Company recognizes revenue from sales upon delivery of the product to a customer.

                              During 1997 the Company was awarded a grant for $99,897 from the National Institute of Health and the National Institute of Allergy and Infectious Diseases for rapid identification of fungal species. The award terminated on February 27, 1998. In this connection, the Company recognized grant revenue aggregating $35,897 and $64,000 for 1998 and 1997, respectively.

                              Income Taxes
                              ------------

                              Income taxes are accounted for using the liability approach under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                              The Company filed a consolidated income tax return
                              with  its   parent   through   March   25,   1996.
                              Thereafter, it filed on a separate company basis.

                              Net Loss Per Common Share
                              -------------------------

                              Net loss per common share is calculated according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net loss per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net loss per common share - Diluted is based on the weighted average number of common shares and dilutive potential

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                              common shares outstanding during the year.

                              The Company's potential issuable shares of common stock pursuant to outstanding stock purchase options and warrants are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net loss.

                              Fair Value of Financial Instruments
                              -----------------------------------

                              The Company's financial instruments consist principally of cash and cash equivalents, receivables, accounts payable and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of December 31, 1998. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                              Comprehensive Income
                              --------------------

                              During 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                              The adoption of SFAS No. 130 did not have any effect on the Company's financial statements for the year ended December 31, 1998.

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                              SEGMENT REPORTING

                              During 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                              The  Company  currently  operates  solely  in  one
                              segment, the biopharmaceutical industry, and therefore the adoption of SFAS No. 131 did not have any effect on the Company's financial statements for the year ended December 31, 1998.

                              Recent Accounting Pronouncements
                              --------------------------------

                              In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------



                              in operations in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                              Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

2.      LIQUIDITY             The  accompanying  financial  statements have been
                              prepared  assuming the Company will  continue as a
                              going   concern.    This   basis   of   accounting
                              contemplates  the recovery of the Company's assets
                              and the  satisfaction  of its  liabilities  in the
                              normal course of operations.  Since inception, the
                              Company  has been  involved  in the  research  and
                              design  of  its  product,  the  development  of an
                              organizational infrastructure, and the performance
                              of   preliminary    marketing   and    promotional
                              activities.  The  Company's  ultimate  ability  to
                              attain  profitable  operations  is dependent  upon
                              obtaining   additional   financing   adequate   to
                              complete  its  development   activities,   and  to
                              achieve a level of sales  adequate  to support its
                              cost  structure.  Through  December 31, 1998,  the
                              Company incurred losses totaling $6,113,445,  used
                              cash from  operating  activities  in the amount of
                              $5,242,360  and  has  been  unable  to  develop  a
                              customer   base  for  its  product   which  raises
                              substantial doubt about the Company's ability to continue as a going concern.

                              Subsequent to December 31, 1998, the Company obtained $288,500 in financing (Note 11). This amount has been substantially used in the operations of the Company. If the Company is not successful in obtaining additional funds, it intends to cease operations. There can be no assurance that the Company will be successful in consummating its plans, or that such plans, if consummated, will enable the Company to attain profitable operations or continue as a going concern.

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

3.     EQUIPMENT AND          The Company's equipment is summarized as follows:
       IMPROVEMENTS

                              DECEMBER 31,                                  1998
                              --------------------------------------------------

                              Laboratory equipment                $      385,765
                              Computers                                   49,862
                              Phone equipment                             58,245
                              Leasehold improvements                      36,077
                              Office furniture                            22,520
                              Manufacturing equipment                      5,947
                              Software                                     7,561
                              --------------------------------------------------

                                                                         565,977
                              Less accumulated depreciation            (162,622)
                              --------------------------------------------------

                                                                  $     403,355
                              --------------------------------------------------


4.      NOTES PAYABLE         In  November  1998, the Company obtained financing
                              from  two  private   investors   of  $100,000  and
                              $50,000,   respectively.   These  unsecured  notes
                              payable,   which expire at the earlier of November
                              1999  or  the  closing  of  a  public  or  private
                              placement of equity securities with gross proceeds
                              to the Company of $3,000,000, bear simple interest
                              at 12% annually, payable quarterly beginning April
                              1,  1999,  with 1%  increases  per  month for each
                              month  that  any  portion  of  the  note   remains
                              outstanding after April 1, 1999. In the event that the Company does not make the principal payments as stated, the holder is entitled to receive 1,250 warrants to purchase shares of common stock of the Company at $6.00 per share, for each month that the amounts due remains unpaid through October
                              1999 and 2,500 warrants per month thereafter.  The
                              Company was in compliance with the terms and covenants of the notes at December 31, 1998.

                              In connection with these notes payables, 10,000, 5,000 and 15,000 warrants to purchase shares of common stock of the Company at $6.00 per share

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                              were issued to the two lenders and consultant in connection with obtaining the financing, respectively. The fair value of such warrants amounting to $111,150 was estimated using the Black Scholes option pricing model, and are shown in the balance sheet as deferred loan costs, net of accumulated amortization of $18,525. In addition, the consultant was paid a $12,000 success fee for obtaining the financing.

5.      RESTRICTED CASH       Restricted    cash    equivalents   represents   a
        EQUIVALENTS           certificate  of    deposit  of  $46,130   held  as
                              security on a letter of credit tied to the Company's facility lease.

6.      DEPENDENCE ON         Certain  key components of the  Company's products
        LIMITED NUMBER        are   currently    provided  by   a limited number
        OF SUPPLIERS          of sources, and  one component is  provided  by  a
                              single source.

7.      INCOME TAXES          At December 31, 1998, the Company  had federal net
                              operating    losses    (NOL)   of    approximately
                              $5,843,000.  The  NOL  expires  during  the  years
                              2007-2013.  In the event of a change in  ownership
                              of  the  Company,   the  utilization  of  the  NOL
                              carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

                              Realization of any portion of the approximate $2,200,000 deferred tax asset at December 31, 1998, resulting from the utilization of the NOL, is not likely; accordingly, a valuation allowance has been established for the full amount of such asset.

                              Net operating loss carryforward       $ 2,200,000
                              Less:  Valuation allowance             (2,200,000)
                              --------------------------------------------------

                              Net deferred tax asset                $         -

                              --------------------------------------------------

                              There are no significant temporary differences.

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

8.     STOCKHOLDERS'       a) During  1992,  the  Company  issued  100 shares of
       EQUITY (DEFICIT)       common   stock   for   $100   as   the     initial
                              capitalization  of the Company.  In June 1996, the
                              Company  issued a stock  dividend in the form of a
                              15,999  for  1  stock  split.  The  components  of
                              stockholders' equity (deficit), all shares and per
                              share amounts have been retroactively  adjusted to
                              reflect  the  stock   split.   The  Company   also
                              recapitalized   its  common  stock  to  10,000,000
                              shares, $.001 par value.

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

                           d) In July 1996, the  Company  granted ten year stock
                              options to purchase  75,000 shares of common stock

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                              at 120% of the initial public offering price to the President. Options to purchase
                              25,000, 25,000 and 25,000 of such shares vest immediately, six months after the completion of the initial public offering, and one year after the completion of the initial public offering, respectively.

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

                           g) In December  1996,  the  Company  completed    its
                              initial public offering. The offering consisted of 575,000 shares of common stock which raised net proceeds of approximately $4,570,000 (gross proceeds of approximately $5,750,000 less underwriting discounts, commissions and other expenses of the offering totaling approximately $1,180,249). During 1997, the Company incurred additional offering costs of $6,243 and received a refund of $25,500 for overpayment of expenses relating to this transaction.

                           h) In  February  1997,  the  Company granted ten year
                              options, which vest one year after the grant date, to purchase 5,000 shares each of common stock at 120% of the initial public offering price to two directors of the Company.

                           i) In  March  1998,  the  Company  granted  two  year
                              options to six of its employees under the 1996 Incentive Plan (Note 10), which vest one year after the grant date, to purchase 13,848 shares of

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                              common stock at $8.00 per share.

                           j) In  June  and  August of 1998, the  Company issued
                              383 and 326 shares, respectively, of common stock at market with a total value of $6,000 to a consultant in connection with services rendered.

                           k) In June, July and August  of 1998, a board  member
                              exercised options of 5,000, 2,000 and 2,500, respectively, at $5.00 per share.

                           l) In July 1998, the Company granted two year options
                              to five of its employees under the 1996 Incentive Plan (Note 10), which vest one year after the grant date, to purchase 3,367 shares of common stock at $10.375 per share.

                           m) In December of 1998, the Company granted five year
                              options, which vest two months after the grant date, to purchase 4,393 shares of common stock at $5.00 per share to seven employees of the Company in lieu of 50% pay for two pay periods. The fair value of such options relating to 1998 amounting to $8,072 was charged to operations during the period ended December 31, 1998. The Company has repurchased 1,171 options for a purchase price of $2,635. The Company intends to repurchase the remaining options by the end of April.

                           n) The  following  reconciles  the  components of the
                              earnings per share (EPS) computation:


FOR THE YEARS ENDED DECEMBER 31,                                       1998                                     1997
-----------------------------------------------------------------------------------------------------------------------
                                                                       PER-                                     PER-
                                            LOSS          SHARES      SHARE           LOSS           SHARE     SHARE
                                     (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)    AMOUNT
-----------------------------------------------------------------------------------------------------------------------

Loss per common share - basic:     $  (2,575,467)      2,344,696  $   (1.10)  $ (2,132,714)      2,339,634    $ (.91)

Effect of Dilutive Securities
   Options                                     -               -          -              -               -         -
   Warrants                                    -               -          -              -               -         -
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


Loss per common share - assuming
   dilution:                       $  (2,575,467)      2,344,696  $   (1.10)  $ (2,132,714)      2,339,634    $ (.91)
-----------------------------------------------------------------------------------------------------------------------


                              Options to purchase 282,108 shares of common stock at prices ranging from $5.00 to $12.00 per share, were not included in the computation of loss per share assuming dilution for 1998 and for 1997 as they would have an antidilutive effect. 282,108 options which expire through 2008, are still outstanding at December 31, 1998. Warrants to purchase 130,000 shares of common stock at prices ranging from $6.00 to $15.00 per share were not included in the computation of loss per common share assuming dilution for 1998 and for 1997 as they would have an antidilutive effect. 130,000 warrants which expire through 2003 are outstanding at December 31, 1998.

9.      COMMITMENTS        a) The  Company has acquired  rights to a new nucleic
        AND                   acid   labeling   and   detection  technology (the
        CONTINGENCIES         "Technology")  pursuant  to  a  license  agreement
                              between  ProVec,  Inc. and the University of Miami
                              and its School of Medicine  which was  assigned to
                              the Company on January 20, 1992. ProVec, Inc., was
                              owned  by the  Company's  Chairman  of the  Board.
                              These rights were acquired  under certain  patents
                              and patent  applications  pursuant  to the license
                              agreement and include the  manufacture of products
                              utilizing  the  Technology  and the  marketing and
                              sale  of  such  products.  The  license  agreement
                              provides  for a  royalty  equal to 4% of net sales
                              and  can  expire  or be  terminated  prior  to the
                              Company's   development   of  products  using  the
                              Technology.

                              In addition, certain of the Company's patents and patent applications were made, in part, using federal funds provided by a federal agency, National Institute of Health (NIH), which has a nonexclusive, nontransferable, irrevocable license. Under this nonexclusive license, NIH can use the Technology in federally-funded projects or it can, if provided in a treaty or agreement, sublicense the Technology. This nonexclusive license did not  terminate  with the  licensing of

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                              the Technology to the Company. NIH also has certain rights allowing it to grant licenses to third parties, even exclusive licenses, if it is determined that practical application of the invention is not occurring, as well as march-in rights to meet unmet health or safety needs. The grant of an exclusive license, or the exercise of march-in rights, would cause the Company to suffer a material adverse effect on its business, financial condition and viability.

                           b) In  1994, the  Company  entered  into an agreement
                              with an investment firm whereby the investment firm assisted the Company in obtaining $135,000 in funding through its parent. In consideration for these services, the Company will pay to the investment firm 5% of sales until five years from the date of the agreement have passed or the cumulative payments total $50,000, whichever occurs first. During 1997, the agreement was assigned to a firm affiliated with the Company's underwriter. No payments were made through December 31, 1998.

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

                          d) The Company entered into a new lease during June 1997 for office and laboratory space. The facility is leased for a ten year term with annual rental payments of approximately $192,000 and annual increases of 3%. In December of 1998, the Company renegotiated the lease reducing annual rental payments to approximately $164,000 and annual increases of 3%. Rent expense for 1998 and 1997 aggregated approximately $192,300 and

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                              $90,900, respectively.

                           e) Minimum guaranteed lease payments under this lease
                              are as follows:

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------




                              YEAR ENDED DECEMBER 31,                  AMOUNT
                              --------------------------------------------------

                                     1999                    $         164,000
                                     2000                              169,000
                                     2001                              174,000
                                     2002                              179,000
                                     2003                              184,000
                                     Thereafter                        690,000
                              --------------------------------------------------
                                                             $       1,560,000
                              --------------------------------------------------

                              After five years the Company has the option to cancel its lease agreement for a cancellation fee equal to three months of the then monthly rent.

                              In 1997, a director received approximately $109,000 for consulting services in connection with the identification of the facility, negotiation of the lease and design, engineering and construction management services.

                           f) In September 1998, in connection  with the signing
                              of the consulting agreement to obtain approximately $3,000,000 in financing for the Company, a consultant to the Company was issued 50,000 warrants to purchase shares of the
                              Company's common stock at $6.00 per share. The Company estimated the fair value of the warrants at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield percent; expected volatility of 0.488 risk free interest rate of 5.03%, and an estimated life of 10 years. The fair value of services related to 1998 of $332,500 was charged to operations during the period ended December 31, 1998.

10.     STOCK BASED           At  December 31, 1998, the  Company  has  a  fixed
        COMPENSATION          stock  option  plan  and  non-plan  options  which
                              are described below. The Company applies APB

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                              Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                              In August 1996, the Company adopted an Incentive Plan (the "Plan") under which 300,000 shares of common stock are reserved for issuance upon exercise of stock based awards including, non-qualified stock options, incentive stock options, stock appreciation rights or for issuance of restricted shares of common stock or other stock-based awards. The Plan is also authorized to issue short-term cash incentive awards. The Plan is currently administered by a plan administrator which consists of the Board of Directors, but may consist of such committees, officers and/or employees of the Company as the Board may so designate. The purchase price of each share of common stock purchased upon exercise of any option granted is as follows: i) Incentive stock options shall be equal to or greater than the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, ii) Options granted to 10% holders and designated by the Plan Administrator as Incentive Stock Options shall be equal to or greater than 110% of the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (iii) Non-employee director options shall be equal to or greater than the fair market value of the common stock on the date of the grant.

                              FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The
                              Company estimates the fair value of each stock option at the grant date by using the

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                              Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: no dividend yield percent; expected volatility of .500 - .568 and 0.465; risk-free interest rates of 4.4 - 5.4% and 6.5%, and expected lives ranging from 1.5 to 10 years for the Plan and non-plan options.

                              Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                     1998                1997
                              --------------------------------------------------
                              Net loss
                              As reported      $ (2,575,467)     $ (2,132,714)
                               Pro forma         (2,842,480)       (2,400,514)

                              Net loss per common share
                               As reported     $      (1.10)     $      (.91)
                               Pro forma              (1.21)           (1.03)

                              A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 1998 and 1997 and changes during the years ended is presented below:


                                                                              DECEMBER 31,                 DECEMBER
                                                                                      1998                 31, 1997
                                                                                      ----                 --------
                                                                                 WEIGHTED-                WEIGHTED-
                                                                                   AVERAGE                  AVERAGE
                                                                                  EXERCISE                 EXERCISE
                                                                   SHARES            PRICE   SHARES           PRICE
                              ---------------------------------------------------------------------------------------

                              Outstanding at beginning of year   345,000     $    10.48   335,000     $     10.43
                              Granted                             21,608           7.76    10,000           12.00
                              Exercised                           (9,500)          5.00         -               -
                              Forfeited                          (75,000)         12.00         -               -
                              ---------------------------------------------------------------------------------------

                              Outstanding at end of year         282,108          10.05   345,000           10.48
                                                            ---------------------------------------------------------

                              Options exercisable at year-end    202,160           9.73   218,333            9.60
                              Weighted-average fair value of
                               options granted during the year    21,608     $     2.78    10,000      $     6.00
                              ---------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



                              The following table summarizes information about fixed stock options and non-plan options outstanding at December 31, 1998:

                                                  Options Outstanding                        Options Exercisable
                              ----------------------------------------------------------  ----------------------------
                                                               Weighted-
                                                    Number       Average    Weighted-         Number    Weighted-
                              Range of         Outstanding     Remaining      Average    Exercisable      Average
                              Exercise                  at   Contractual     Exercise             at     Exercise
                              Prices              12/31/98          Life        Price       12/31/98        Price
                              ----------------------------------------------------------  ----------------------------

                                 $5.00 - $12.00        282,108        7.21       $10.05        202,166        $9.73



11.     SUBSEQUENT            In January 1999, the Company  obtained  additional
        EVENTS                financing from a private investor in the amount of
                              $163,500.  This note payable, which is due on  the
                              earlier  of one year or the  closing  of a private
                              placement of equity  securities  with net proceeds
                              to the Company of  $1,500,000,  bears  interest at
                              12%,  payable  quarterly  in arrears  beginning on
                              April 19, 1999,  with 1%  increases  per month for
                              each  month that any  portion of the note  remains
                              outstanding   after  January  19,  2000,   and  is
                              collateralized  by substantially all of the assets
                              of the  Company.  In  connection  with  this  note
                              payable,  50,000 non-expiring warrants to purchase
                              common  shares  at  $0.01  per  share  and  16,350
                              non-expiring warrants to purchase common shares at
                              $5.50 per share  were  issued  to the  lender  and
                              consultant    in    obtaining    the    financing,
                              respectively. In addition, a $13,000 success fee was paid to the consultant in connection with obtaining the financing.

                              In March 1999, the private investor noted above provided the Company with additional financing in the amount of $125,000. This note payable, which expires at the earlier of one year or the closing of a private placement of equity securities with net proceeds to the Company of $1,500,000, bears interest at 12%, payable quarterly in arrears beginning April 1999, with 1% increases per month for each month that any portion of the note remains outstanding after January 19, 2000. The

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------

                              note is collateralized with a first security interest to substantially all of the assets of the Company. In connection with this notes payable, 50,000 non-expiring warrants to purchase common shares at $0.01 per share and 12,500 non-expiring warrants to purchase common shares at $5.50 per share were issued to the lender and consultant in obtaining the financing, respectively. In addition, a $10,000 success fee was paid to the consultant in connection with obtaining the financing.

                              In April 1999, the Company borrowed $100,000 from a private investor. The note is due upon the earlier of one year or the closing of a private placement of securities with gross proceeds from the Company of $2 million. The note accrues interest at 12% per year. Accrued interest is paid quarterly, commencing on June 1, 1999. The note is secured by substantially all the Company's assets. The private investor received warrants to purchase 25,000 shares of Common Stock from the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

         None.

                                    PART III

Item 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company's present directors and executive officers are as follows:

Name                              Age      Position
----                              ---      --------
Mead M. McCabe, Sr., Ph.D.        61       Chairman of the Board of Directors
Mead M. McCabe, Jr.               33       President and Secretary; Director
Mark E. Burroughs                 42       Director
Jack W. Fell, Ph.D.               66       Director
Michael C. Foley                  55       Director


         MEAD M. MCCABE, SR., PH.D. is the founder of the Company and the inventor of the EpiDNA technology. Dr. McCabe is the Chairman of the Board of Directors of the Company. He holds a B.S. in Zoology from Pennsylvania State University and a Ph.D. in Biology from the University of Miami. Since 1972, he has been on the faculty of the University of Miami School of Medicine, and currently is on the faculty of the Department of Microbiology and Immunology. From November 1995 to July 1996 he served as a consultant in chromatographic process development for Viragen, Inc. Dr. McCabe's research interests center on the molecular mechanisms of microbial diseases and he has taught undergraduate courses in molecular pathogenesis. Dr. McCabe served four years on the Oral Biology and Medicine Study Section at the National Institute of Health and has consulted for the NIH on numerous other occasions since 1976. He has been awarded NIH research grants, including a recent S.B.I.R. Phase I grant. Dr. McCabe has been a director of the Company since its inception. Dr. McCabe is the father of Mead M. McCabe, Jr. and the brother-in-law of Mr. Foley.

         MEAD M. MCCABE, JR. is the President and Secretary of the Company and is responsible for the Company's corporate development, sales and marketing. Mr. McCabe serves as the Company's interim Chief Financial Officer and as such is responsible for the Company's financial and accounting matters. Mr. McCabe has a B.S. in International Business from Auburn University and an M.B.A. in both Finance and International Business from the University of Miami. Mr. McCabe joined Genetic Vectors in September 1993. Prior to that, Mr. McCabe was a financial consultant with Merrill Lynch for two years. Mr. McCabe is the son of Dr. McCabe and the nephew of Mr. Foley. Mr. McCabe became a director of the Company on October 16, 1993.

         MARK E. BURROUGHS has served as a director of the Company since March 1995. He is currently a principal of Burroughs Properties, L.L.C., a full service real estate development, brokerage and asset management concern. He has been the Managing Partner/Broker-In-Charge of Diversified Holdings International, Inc., an investment and venture capital firm with primary holdings in real estate, management consulting, computer software and wine making since 1984. From 1988 to 1991, Mr. Burroughs also represented Stiles Corporation/Tribune Company Joint Venture as Owner's Representative/Senior Development Manager, managing the development of the New River Center in Fort
Lauderdale, Florida. He also served from 1980 to 1983 as Vice President and Project Manager of Cheezem Development Corp., a publicly held real estate development and asset management company.

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

         MICHAEL C. FOLEY is currently a Senior Vice President and Director of Janney Montgomery Scott, Inc., an investment banking firm, where he has been employed since 1994. Prior to these positions he served as President and Chief Executive Officer of Foley, Mufson Howe & Company, an investment banking firm, from 1992 to 1994. Mr. Foley has worked in the security industry for over twenty-five years. He is past Chairman of the Securities Industry Association's Mid-Atlantic Division and past President of the Bond Club of Philadelphia. Mr. Foley is a graduate of Villanova University and received a Masters Degree in Business Administration from the University of Pittsburgh. Mr. Foley became a director of the Company on January 12, 1998. Mr. Foley is the brother-in-law of Dr. McCabe and the uncle of Mr. McCabe.

         RESIGNATIONS OF DIRECTORS. Allyn L. Golub and James A. Joyce resigned from the Company's Board of Directors on December 4, 1998, and March 5, 1999, respectively. The Company has not filled the two vacancies on the Board of Directors caused by the registrations of Dr. Golub and Mr. Joyce.

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

         Pursuant to an agreement with the underwriter which managed its IPO, the Company has agreed that this underwriter may designate one member of the Board of Directors. The underwriter had designated James A. Joyce as its designee to the Board of Directors until his resignation on March 5, 1999. The underwriter has not designated a successor. The underwriter's designee's service on the Board of Directors will be subject to the approval of the holders of a majority of the outstanding shares of the Company's Common Stock.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company is not aware of any failure to comply with the ownership reporting requirements of Section 16(a) promulgated under the Securities Exchange Act of 1934, as amended, during 1998 by any of its executive officers, directors or owners of more than ten percent of the outstanding shares of Common Stock.

ITEM 10.          EXECUTIVE COMPENSATION.
-----------------------------------------

COMPENSATION OF DIRECTORS

         Non-employee directors receive a fee of $500 for each Board of Directors meeting attended, plus travel expenses.

         The Company's 1996 Incentive Plan (the "Incentive Plan") provides that directors who are not employees of the Company are automatically granted an option to purchase 5,000 shares of the Company's Common Stock in connection with their appointment to the Board of Directors. Such options will vest after one year of service on the Board of Directors. The options granted to the Company's non-employee directors (Mr. Burroughs and Dr. Fell) have an exercise price of $12.00 per share (120% of the offering price in the Company's IPO). Options to purchase 5,000 shares of Common Stock were granted to Mr. Michael Foley on January 12, 1998 (the date he joined the Board of Directors) at an exercise price of $7.75. Options granted in the future will be priced at no less than 100% of the Common Stock's fair market value on the date of the grant. Options granted to non-employee directors will be non-statutory options and will become exercisable after one year of service on the Board and will be exercisable for ten years from the date of the grant, except that options exercisable at the time of a director's death may be exercised for twelve months thereafter. Under the terms of the Incentive Plan, neither the Board of Directors nor any committee of the Board of Directors will have any discretion with respect to options granted to directors.

EXECUTIVE COMPENSATION

         The following table shows all the cash compensation paid by the Company as well as certain other compensation paid or accrued, during the years ended December 31, 1998, 1997, and 1996 to Mead M. McCabe, Sr., Ph.D., Chairman of the Company. No restricted stock awards, long-term incentive plan payouts or other types of compensation other than the compensation identified in the chart below were paid to Dr. McCabe during years 1998, 1997, and 1996. No other executive officer of the Company earned a total annual salary and bonus for any of these years in excess of $100,000. The summary compensation table which follows includes all payments to Dr. McCabe for years 1998, 1997, and 1996.


                                  ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                  -------------------              ----------------------
                                                                            AWARDS              PAYOUTS
                                                                            ------              -------

                                                                                SECURITIES
                                                                   RESTRICTED   UNDERLYING
                                                    OTHER ANNUAL      STOCK       OPTIONS/       LTIP         ALL OTHER
NAME AND PRINCIPAL             SALARY     BONUS     COMPENSATION    AWARD(S)        SARS       PAYOUTS ($)   COMPENSATION
POSITION                YEAR      ($)       ($)         ($)            ($)          (#)                          ($)
---------------------- ------- ---------- -------- --------------- ------------ ------------- ------------ ----------------
Mead M. McCabe, Sr.,    1998   $125,000     -0-         -0-            -0-          -0-           -0-            -0-
Ph.D., Chairman of
the Board of
Directors

                        1997   $125,000     -0-         -0-            -0-      100,000(1)        -0-            -0-

                        1996   $125,000     -0-         -0-            -0-          -0-           -0-            -0-

-----------------


(1) These options were granted on August 15, 1996, and have an exercise price of $12.00 per share. These options vest in equal increments over a three year period. All of these grants are for options to purchase Common Stock. No SAR's were granted.

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTIONS/SAR VALUES(1)


                                                      Number of Securities       Value of Unexercised
                          Shares                      Underlying Unexercised       In-the-Money
                       Acquired on        Value       Options/SAR's at Fiscal    Options/SAR's at
               Name      Exercise     Realized ($)            Year End            Fiscal Year End
------------------------------------------------------------------------------------------------------
Mead M. McCabe, Sr.        -0-            -0-         Exercisable:    66,667              -0-
                                                      Unexercisable:  33,333

-----------------

(1) These grants represent options to purchase Common Stock. No SAR's have been granted.
(2) None of these  options  were  in-the-money  as of December 31, 1998.


Employment Agreements

         Effective August 15, 1996, the Company entered into written employment agreements (the "Employment Agreements") with Dr. McCabe and Mr. McCabe for an initial three year period. Both individuals devote substantially all of their time to the business of the Company. Dr. McCabe's base salary is $125,000 per year and Mr. McCabe's base salary is $75,000 per year. Pursuant to a Stock Option Addendum to Dr. McCabe and Mr. McCabe's Employment Agreements, Dr. McCabe and Mr. McCabe were granted options to purchase 100,000 and 75,000 shares, respectively, of the Common Stock at $12.00 per share (120% of the per share public offering price in the Company's initial public offering). These options vest over a three year period, expire ten years after the date of the grant and are granted under and are subject to the terms and conditions of the Incentive Plan and Stock Option Addendum. The provisions of the Stock Option Addendum shall control in the event of the termination of either of these individuals' employment with the Company. The Employment Agreements provide that during the employee's period of employment and in the event of a termination for cause, for two years after termination, the employee will not participate in any business that is competitive with that of the Company in any location where the Company is doing business as of the date of termination of the employee's employment. This non-competition covenant will not apply in the event of Dr. McCabe's or Mr. McCabe's resignation.

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

         The Incentive Plan authorizes the plan administrator to grant any or all of the following types of awards: (1) stock options, including non-qualified stock options and incentive stock options, (2) stock appreciation rights, (3) restricted shares of Common Stock, (4) performance awards, (5) other stock-based awards, and (6) short-term cash incentive awards.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The following table sets forth, as of April 25, 1999, information with respect to the beneficial ownership of the Company's Common Stock by (i) persons known by the Company to beneficially own more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                      COMMON STOCK
                                                  BENEFICIALLY OWNED (1)
                                                  ----------------------
NAME/ADDRESS                               NUMBER               PERCENT
------------                               ------               -------

Mead M. McCabe, Sr. And..............      216,500(2)            9.2%(2)
Marigrace McCabe (jointly)
12901 SW 63rd Ct.
Miami, FL 33156

Mead M. McCabe, Sr. .................        1,000(2)            0.04%(2)
12901 SW 63rd Ct.
Miami, FL 33156

Mead M. McCabe, Jr...................      151,960(2)            6.5%(2)
5201 N.W. 77th Avenue
Suite 100
Miami, Florida 33133

Nyer Medical Group                         870,215(2),(3)       37.0%(2),(3)
1292 Hammond St.
Bangor, ME 04401

James A. Joyce.......................       65,500(2,(7)         2.8%(2),(7)
7825 Bay Avenue, Suite 200
La Jolla, California  92037

Jack W. Fell, Jr., Ph.D..............        5,000(1),(6)        0.2%(1),(6)
University of Miami-RSMAS
4600 Rickenbacker Causeway
Key Biscayne, Florida 33149

Allyn L. Golub, Ph.D.................        5,000(1),(6),(7)    0.2%(1),(6),(7)
10320 USA Today Way
Miramar, Florida  33025

Mark E. Burroughs....................        5,000(1),(6)        0.2%(1),(6)
4523-C Edwards Mills Road
Raleigh, North Carolina 27612

All directors and executive officers
as a group(4)(5)(6)..................      449,960              19.1%

---------------------------

(1) Applicable percentage of ownership is based on 2,349,843 shares of Common Stock outstanding as of April 25, 1999 together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 1999 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Common Stock is the only outstanding class of equity securities of the Company.

(2) Pursuant to a letter agreement dated March 25, 1996, Nyer Medical agreed to vote the shares of Common Stock held by it to elect one member of the Board of Directors designated by Nyer Medical and the remaining members of the Board of Directors as designated by Dr. McCabe, Mrs. McCabe and Mr. McCabe. If, pursuant to this agreement, the beneficial ownership of Nyer Medical's Common Stock is attributed to Dr. McCabe and Mrs. McCabe (jointly), Dr. McCabe (individually) and Mr. McCabe, they would own 1,086,715, 871,215, and 1,022,175 shares of Common Stock, respectively. Their ownership percentages would be 46.2%, 37.1% and 43.5%, respectively.

(3) Includes Common Stock owned by Nyle International Corp. (115,447 shares) and Mr. Samuel Nyer (4,228 shares), which are deemed to be beneficially owned by Nyer Medical. Mr. Samuel Nyer is the only natural person who may be deemed to be the beneficial owner of the shares of the Common Stock held by Nyer Medical.

(4)  Six (6) persons, including Mr. Joyce and Dr. Golub.

(5) Represents 197,167 shares which may be acquired upon the exercise of presently exercisable stock options.

(6) Represents shares which may be acquired upon the exercise of presently exercisable stock options.

(7) Mr. Golub and Mr. Joyce resigned from the Company's Board of Directors on December 4, 1998 and March 5, 1999, respectively.

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

         Nyer Medical has entered into an agreement (the "Voting Agreement") dated March 25, 1996 with Mead M. McCabe, Sr., Marigrace M. McCabe and Mead M. McCabe, Jr., (collectively, the "McCabes"). The Voting Agreement provides among other things that, for a period of five years, Nyer Medical will vote its shares of Common Stock to elect (a) one member of the Company's Board of Directors designated by Nyer Medical, and (b) all other Board of Directors nominees designated by the McCabes. The Voting Agreement will not affect Nyer Medical's rights to vote its shares of Common Stock in connection with other matters on which the Company's shareholders vote.

         Dr. McCabe is the founder of the Company and currently serves as its Chairman. Marigrace McCabe is the wife of Dr. McCabe. Mead McCabe, Jr. is the son of Dr. McCabe.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-----------------------------------------------------------------

PAYMENT FOR REAL ESTATE CONSULTING SERVICES

         The Company paid approximately $109,000 to Mark E. Burroughs, a member of the Board of Directors, in 1997. This payment was made to Mr. Burroughs for his services in connection with the identification of a facility, lease negotiations and design, engineering and construction management services for the Company's new facility.

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

ROLE OF MEAD M. MCCABE, SR.

         Dr. McCabe has been involved in the Company's operations since its inception but he did not serve as a traditional "promoter" of the Company. As a scientist, his role since the Company's inception has been focused on the technical aspects of the Technology rather than the traditional promoter's role of attempting to build the Company and promote its success. Dr. McCabe was the developer of the nucleic acid labeling and detection Technology which is the basis for the Company's products. He was the sole owner of ProVec, Inc., a company which was the original licensee of the Technology and which subsequently assigned its license rights to the Company. Though the Company was formed in 1991, he did not receive any shares of its Common Stock until 1996. At that time he received 20% of the Company's Common Stock in exchange for all of the shares of the Class B Preferred Stock of Nyer Medical owned by him and his wife. In 1996, he received an additional 11,322 shares of Common Stock in exchange for the conversion of certain indebtedness owed to him by the Company in connection with accrued payroll and expenses.

OBLIGATIONS UNDER INVESTORS FINDERS AGREEMENT

         In June 1994, the Company and Nyer Medical entered into an Investors Finders Agreement with an investment firm pursuant to which the investment firm assisted the Company in obtaining approximately $135,000 in funding through Nyer Medical. The Agreement requires the Company to pay the investment firm 5% of its gross sales revenues until five years from the date of the Agreement have passed or the cumulative payments total $50,000, whichever comes first. This agreement has been assigned to Shamrock Partners International Inc., a firm affiliated with the underwriter who managed the Offering.

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

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K.
---------------------------------------------------------

(A)      EXHIBITS.


 Exhibit
   No.      Description                                   Location                                         Page
 -------    -----------                                    -------                                         ----
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

   10.5     Stock Option  Addendum to  Employment         Incorporated  by reference to
            Agreement  dated  August 15, 1996  between    Exhibit No.  10.5 to the Registration Statement.
            Mead M. McCabe, Sr. And the Company

   10.6     Employment Agreement dated August 15, 1996    Incorporated by reference to Exhibit No.
            between Mead M. McCabe, Jr. and the Company   10.6 to the Registration Statement.

   10.7     Stock Option  Addendum to  Employment         Incorporated  by reference to
            Agreement  dated  August 15, 1996  between    Exhibit No. 10.7 to the Registration Statement.
            Mead M. McCabe, Jr. and the Company

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

  10.10     Investors  Finders  Agreement  dated          Incorporated  by  reference to
            June 9, 1994 among Nyer  Medical  Group,      Exhibit  No.  10.12 to the Registration Statement.
            Inc., and the Company and Gulf American
            Trading Company

  10.11     Industrial Real Estate Lease dated June 12,   Incorporated  by reference  to
            1997 among the Company and Jetex Group, Inc.  Exhibit No. 10.13 to the Company's
                                                          Quarterly Report on Form 10-QSB for the
                                                          Quarter ended June 30, 1997

  10.12     Letter from University of Miami dated April   Incorporated by reference to
            8, 1998                                       Exhibit No. 10.12 to the Company's Annual
                                                          Report on Form 10-KSB for the Year Ended
                                                          December 31, 1997

  10.13     Promissory Note dated as of November 2,       Provided herewith
            1998 in the Original Principal Amount of
            $50,000 given by the Company to Ms.
            Patricia A. Gionone




  10.14     Common Stock Purchase Warrant No. W-2 dated   Provided herewith
            as of November 2, 1998 granted by the
            Company to Ms. Patricia A. Gionone

  10.15     Promissory  Note dated as of November 2,      Provided  herewith
            1998 in the Original  Principal  Amount of
            $100,000 given by the Company to Jerome P.
            Seiden Irrevocable Trust Dated April 22,
            1998

  10.16     Common Stock Purchase Warrant No. W-1 dated   Provided herewith
            as of November 2, 1998 granted by the
            Company to Jerome P. Seiden Irrevocable
            Trust Dated April 22, 1998

  10.17     Common Stock Purchase Warrant No. W-5 dated   Provided herewith
            as of September  3, 1998  granted by the
            Company to  Sterling  Technology Partners,
            Ltd.

  10.18     Common Stock Purchase Warrant No. W-4 dated   Provided herewith
            as of January  19,  1999  granted by the
            Company to Sterling Technology Partners,
            Ltd.

  10.19     Common Stock Purchase Warrant No. W-7 dated   Provided herewith
            as of March  9,  1999  granted  by  the
            Company  to  Sterling  Technology Partners,
            Ltd.

  10.20     Common Stock Purchase Warrant No. W-3 dated   Provided herewith
            as of January 19, 1999 granted by the
            Company to Capital Research, Ltd.

  10.21     Promissory  Note dated as of January 19,      Provided herewith
            1999 in the Original  Principal  Amount
            of $163,500  given by the Company to
            Capital Research, Ltd.

  10.22     Pledge and Security  Agreement dated as of    Provided herewith
            January 19, 1999 between the Company and
            Capital Research, Ltd.

  10.23     Registration  Rights Agreement dated as of    Provided herewith
            January 19, 1999 between the Company and
            Capital Research, Ltd.

  10.24     Promissory  Note dated as of March 9, 1999    Provided herewith
            in the Original  Principal  Amount  of
            $125,000  given by the  Company  to
            Capital Research, Ltd.

  10.25     Common Stock Purchase Warrant No. W-6 dated   Provided herewith
            as of March 9, 1999 granted by the Company
            to Capital Research, Ltd.

  10.26     Registration Rights Agreement dated as of     Provided herewith
            March 9, 1999 between the Company and
            Capital Research, Ltd.

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

  21.       Subsidiaries of the Registrant                Provided herewith




  22.       Published report regarding matters            Not applicable
            submitted to Vote

  24.       Power of Attorney                             Not applicable

  27.       Financial Data Schedule                       Provided herewith

(b)      REPORTS ON FORM 8-K.

         On May 21, 1998, the Company filed a Form 8-K with respect to an agreement in principle to acquire all of the outstanding capital stock of Gen Trak, Inc., for 350,000 newly-issued shares of Common Stock of the Company. On August 7, 1998, the Company announced that the acquisition of Gen Trak, Inc. had been terminated.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GENETIC VECTORS, INC.


                                   By:    /s/ Mead M. McCabe, Jr.
                                          -----------------------
                                          Mead M. McCabe, Jr.
                                          President

                                          Date:    April 27, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    DATE                   SIGNATURE                          TITLE
    ----                   ---------                          -----
April 27,1999       /s/ Mead M. McCabe, Sr., Ph.D.    Chairman of the Board of
                    ---------------------------       Directors (Principal
                    Mead M. McCabe, Sr., Ph.D.        Executive Officer)

April 27, 1999      /s/ Mead M. McCabe, Jr.           President; Director
                    ---------------------------       (Principal Financial
                    Mead M. McCabe, Jr.               Officer; Principal
                                                      Accounting Officer)

April 27, 1999      /s/ Mark E. Burroughs             Director
                    ---------------------------
                    Mark E. Burroughs

April 27, 1999      /s/ Jack W. Fell, Ph.D            Director
                    ---------------------------
                    Jack W. Fell, Ph.D.

April 27, 1999      /s/ Michael C. Foley              Director
                    ----------------------------
                    Michael C. Foley

                                  EXHIBIT INDEX
                                  -------------

 Exhibit
   No.
 -------
            Description                                   Location                                         Page
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

   10.5     Stock Option  Addendum to  Employment         Incorporated  by reference to
            Agreement  dated  August 15, 1996  between    Exhibit No.  10.5 to the Registration Statement.
            Mead M. McCabe, Sr. And the Company

   10.6     Employment Agreement dated August 15, 1996    Incorporated by reference to Exhibit No.
            between Mead M. McCabe, Jr. and the Company   10.6 to the Registration Statement.

   10.7     Stock Option  Addendum to  Employment         Incorporated  by reference to
            Agreement  dated  August 15, 1996  between    Exhibit No.  10.7 to the Registration Statement.
            Mead M. McCabe, Jr. and the Company

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

  10.11     Industrial Real Estate Lease dated June 12,   Incorporated  by reference  to Exhibit No.
            1997 among the Company and Jetex Group, Inc.  10.13 to the Company's
                                                          Quarterly Report on Form 10-QSB for the
                                                          Quarter ended June 30, 1997

  10.12     Letter from University of Miami dated April   Incorporated by reference to
            8, 1998                                       Exhibit No. 10.12 to the Company's Annual
                                                          Report on Form 10-KSB for the Year Ended
                                                          December 31, 1997 provided herewith

  10.13     Promissory Note dated as of November 2,       Provided herewith
            1998 in the Original Principal Amount of
            $50,000 given by the Company to Ms.
            Patricia A. Gionone

  10.14     Common Stock Purchase Warrant No. W-2 dated   Provided herewith
            as of November 2, 1998 granted by the
            Company to Ms. Patricia A. Gionone

  10.15     Promissory  Note dated as of November 2,      Provided herewith
            1998 in the Original  Principal  Amount of
            $100,000  given by the Company to
            Jerome P. Seiden Irrevocable Trust Dated
            April 22, 1998

  10.16     Common Stock Purchase Warrant No. W-1 dated   Provided herewith
            as of November 2, 1998 granted by the
            Company to Jerome P. Seiden Irrevocable
            Trust Dated April 22, 1998

  10.17     Common Stock Purchase Warrant No. W-5 dated   Provided herewith
            as of September  3, 1998  granted by the
            Company to  Sterling  Technology
            Partners, Ltd.

  10.18     Common Stock Purchase Warrant No. W-4 dated   Provided herewith
            as of January 19, 1999 granted by the
            Company to  Sterling  Technology
            Partners, Ltd.

  10.19     Common Stock Purchase Warrant No. W-7 dated   Provided herewith
            as of March  9,  1999  granted  by  the
            Company  to  Sterling  Technology
            Partners, Ltd.

  10.20     Common Stock Purchase Warrant No. W-3 dated   Provided herewith
            as of January 19, 1999 granted by the
            Company to Capital Research, Ltd.

  10.21     Promissory  Note dated as of January 19,      Provided herewith
            1999 in the Original  Principal  Amount of
            $163,500  given by the Company to
            Capital Research, Ltd.

  10.22     Pledge and Security  Agreement dated as of    Provided herewith
            January 19, 1999 between the Company and
            Capital Research, Ltd.




  10.23     Registration  Rights Agreement dated as of    Provided herewith
            January 19, 1999 between the Company and
            Capital Research, Ltd.

  10.24     Promissory  Note dated as of March 9, 1999    Provided herewith
            in the Original Principal Amount of $125,000
            given by the Company to Capital Research, Ltd.

  10.25     Common Stock Purchase Warrant No. W-6 dated   Provided herewith
            as of March 9, 1999 granted by the Company
            to Capital Research, Ltd.

  10.26     Registration Rights Agreement dated as of     Provided herewith
            March 9, 1999 between the Company and
            Capital Research, Ltd.

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