Form 10QSB
period 1999-03-31
GENETIC VECTORS INC
filed 1999-06-24
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 1999

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period from _______ to _______.

                           Commission File No. 0-21739

                              GENETIC VECTORS, INC.
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

Florida                                     65-0324710
-------                                     ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)
5201 N.W. 77TH AVENUE, SUITE 100,           33166
----------------------------------          -----
MIAMI, FLORIDA                              (Zip Code)
(Address of Principal Executive
Offices)
                             (305) 716-0000
                             --------------
                (Issuer's Telephone Number, Including Area Code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      There were 2,574,843 shares of Common Stock outstanding as of June 7, 1999.

PART I


FINANCIAL INFORMATION


ITEM 1             FINANCIAL STATEMENTS.

GENETIC VECTORS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS





                                                                 Page
                                                                 ----

Balance Sheet                                                    3
Statements of Operations                                         4
Statements of Cash Flows                                         5
Notes to Financial Statements                                    7

MARCH 31,                                                              1999
--------------------------------------------------------------------------------

ASSETS
CURRENT
   Cash and cash equivalents                                          67,369
   Accounts receivable                                                 2,453
   Inventory                                                          24,744
   Prepaid expenses                                                   23,198
   Deferred   loan   costs   (net  of   $18,525  of
      accumulated amortization)                                       92,625
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                 210,389

EQUIPMENT AND IMPROVEMENTS, NET                                      387,674

PATENTS  AND LICENSE  AGREEMENT  (NET OF $28,877 OF
   ACCUMULATED AMORTIZATION)                                         218,087

RESTRICTED CASH EQUIVALENTS                                           46,130
--------------------------------------------------------------------------------
                                                                     862,280
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                          245,658
   Notes payable                                                     452,155
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                                    697,813
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   COMMON  STOCK,   $.001  PAR  VALUE,   10,000,000
   SHARES  AUTHORIZED,  2,349,843 SHARES ISSUED AND                    2,350
   OUTSTANDING
   ADDITIONAL PAID-IN CAPITAL                                      6,674,670
   DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE               (6,512,553)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                           164,467
--------------------------------------------------------------------------------

                                                                     862,280
--------------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                                           GENETIC VECTORS, INC.
                                                     (DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF OPERATIONS (UNAUDITED)


                                                          CUMULATIVE
                                                                FROM
                                                          JANUARY 1,
                                                                1992
                                                          (INCEPTION)    FOR THE      FOR THE
                                                              THROUGH      THREE        THREE
                                                            MARCH 31,     MONTHS       MONTHS
                                                                 1999      ENDED        ENDED
                                                                       MARCH 31,    MARCH 31,
                                                                            1999         1998
-------------------------------------------------------------------------------------------------
REVENUE:

  SALES                                                       58,189        7,654            -

  GRANT INCOME                                               149,147            -       35,897
-------------------------------------------------------------------------------------------------
TOTAL REVENUE                                                207,336        7,654       35,897
-------------------------------------------------------------------------------------------------
COST AND EXPENSES:

  RESEARCH AND DEVELOPMENT                                 2,670,187      132,089      204,773

  SELLING, GENERAL AND ADMINISTRATIVE                      4,112,282      256,641      215,547

  DEPRECIATION AND AMORTIZATION                              207,770       19,903       14,829

-------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                             6,990,239      408,633      435,149

INTEREST, NET                                                270,351        1,872       39,530
-------------------------------------------------------------------------------------------------
NET (LOSS)                                                (6,512,553)    (399,108)    (359,722)

WEIGHTED AVERAGE NUMBER OF                                              2,349,843    2,339,634
  COMMON SHARES OUTSTANDING.

NET (LOSS) PER COMMON SHARE                                                ($0.17)      ($0.15)

                             SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF CASH FLOWS (UNAUDITED)



                                       CUMULATIVE        FOR THE        FOR THE
                                             FROM          THREE          THREE
                                       JANUARY 1,   MONTHS ENDED   MONTHS ENDED
                                             1992      MARCH 31,      MARCH 31,
                                      (INCEPTION)           1999           1998
                                          THROUGH
                                        MARCH 31,
                                             1999
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   NET LOSS                            (6,512,553)      (399,108)      (359,727)
     ADJUSTMENTS  TO  RECONCILE  NET
     LOSS  TO  NET   CASH   USED  IN
     OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION       207,770         19,903         14,829
      AMORTIZATION OF LOAN COSTS           18,525             --             --
      WRITE-OFF      OF     ACQUIRED       71,250             --             --
      TECHNOLOGY
      CONSULTING  SERVICES  PROVIDED
      FOR COMMON STOCK                      6,000             --             --
      STOCK   OPTIONS  AND  WARRANTS
      GRANTED FOR SERVICES                340,572             --             --
      (INCREASE)     IN     ACCOUNTS       (2,453)         1,167             --
      RECEIVABLE
      (INCREASE) IN INVENTORY             (24,744)       (11,244)             --
      (INCREASE) IN PREPAID EXPENSES      (23,198)          (346)             --
      (INCREASE) IN OTHER ASSETS               --             --         (8,843)
      (INCREASE) IN RESTRICTED  CASH      (46,130)             --             --
      EQUIVALENTS
      INCREASE IN  ACCOUNTS  PAYABLE
      AND ACCRUED LIABILITIES             378,481         45,508        (47,227)
--------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                         926,073         54,988        (41,241)
--------------------------------------------------------------------------------
NET   CASH    USED   IN    OPERATING   (5,586,480)      (344,120)      (400,963)
ACTIVITIES
--------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  PURCHASE    OF    EQUIPMENT    AND     (566,567)          (590)       (27,260)
  IMPROVEMENTS
  PATENT COSTS                           (261,964)             --        (1,366)
--------------------------------------------------------------------------------
NET   CASH    USED   IN    INVESTING     (828,531)          (590)       (28,626)
ACTIVITIES
--------------------------------------------------------------------------------
  FINANCING ACTIVITIES:                        --             --             --
   INCREASE DUE TO PARENT                 413,518             --             --
   PROCEEDS FROM NOTES PAYABLE            487,155        302,155             --
   PAYMENT ON  NOTES PAYABLE              (35,000)            --             --
   NET  PROCEEDS  FROM  ISSUANCE  OF    5,097,450             --             --
   COMMON STOCK
   CAPITAL CONTRIBUTION                   500,000             --             --
   OFFERING REFUND                         25,500             --             --
   OFFERING COSTS                          (6,243)            --             --
--------------------------------------------------------------------------------
NET  CASH   PROVIDED  BY  (USED  ON)
FINANCING ACTIVITIES                    6,482,380        302,155             --
--------------------------------------------------------------------------------
  NET INCREASE (DECREASE) IN CASH          67,369        (42,555)      (429,589)
  CASH AT BEGINNING OF PERIOD                            109,924      2,102,467
--------------------------------------------------------------------------------
CASH AT END OF PERIOD                      67,369         67,369      1,672,878

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENT OF CASH FLOWS (UNAUDITED)



                                       CUMULATIVE        FOR THE        FOR THE
                                             FROM          THREE          THREE
                                       JANUARY 1,   MONTHS ENDED   MONTHS ENDED
                                             1992      MARCH 31,      MARCH 31,
                                      (INCEPTION)           1999           1998
                                          THROUGH
                                        MARCH 31,
                                             1999
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:                      --             --             --
  CASH PAID FOR INTEREST                       --             --             --
  CONVERSION OF DUE TO PARENT IN          413,518             --             --
  EXCHANGE FOR STOCK
  CONVERSION  OF  ACCRUED  WAGES FOR      132,822             --             --
  STOCK
--------------------------------------------------------------------------------
                              SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
GENETIC VECTORS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

   In  the  opinion  of  the  Company,  the  accompanying   unaudited  financial
statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

   The following reconciles the components of the earnings per share (EPS) computation.

                    FOR THE THREE MONTHS                FOR THE THREE MONTHS
                    ENDED MARCH 31, 1999                ENDED MARCH 31, 1998
        ------------------------------------------------------------------------
             LOSS          SHARES           PER SHARE        LOSS             SHARE           PER SHARE
            (NUMERATOR)  (DENOMINATOR)       AMOUNT      (NUMERATOR)      (DENOMINATOR)         AMOUNT

----------------------------------------------------------------------------------------------------
Loss per
common
share -     ($399,108)     2,349,843        ($0.17)      ($359,722)          2,340,107        ($0.15)
basic
-----------------------------------------------------------------------------------------------------
Effect of
Dilutive:
                   --             --             --             --                   --            --
  Securities
  Options          --             --             --             --                   --            --
  Warrants         --             --             --             --                   --            --
-----------------------------------------------------------------------------------------------------
Loss per
common
share,
assuming
dilution    ($399,108)     2,349,843         ($0.17)     ($359,722)        2,340,107           ($0.15)



Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted options and warrants outstanding. Dilutive options and warrants having an anti-dilutive effect are excluded from the calculation.

ITEM 2 MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
------------------------------------------------------------------

INTRODUCTORY STATEMENTS

      FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Quarterly Report contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of Genetic Vectors, Inc. (the "COMPANY"), (b) anticipated trends in the Company's industry, (c) the Company's future financing plans and (d) the Company's ability to obtain financing and continue operations. In addition, when used in this Quarterly Report, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

      As previously reported in its Form 10-KSB ("FORM 10-KSB") for the year ended December 31, 1998, the Company needed to raise additional capital to continue operations beyond the end of April 1999. On December 31, 1998, the Company had cash and cash equivalents of $109,924. In addition and as reported in the Form 10-KSB, the Company obtained $388,500 in loans since December 31, 1998 in three separate transactions. The terms of these loans are described in the Form 10-KSB. Substantially all of these proceeds have been expended by the Company. On May 10, 1999, the Company obtained a $225,000 equity investment from the sale of 225,000 shares of the Company's common stock. The equity investor paid $1.00 per share for the 225,000 shares of the Company's common stock, or $4.75 per share less than the closing price of $5.75 per share on May 10, 1999. The Company projects that the proceeds of the equity investment will be completely exhausted before the end of June 1999. In the absence of additional capital, the Company will be required to significantly curtail or cease its business activities before the end of June 1999. The Company has no commitment for any additional capital and no assurances can be given that the Company will be successful in raising any new capital. The Company's inability to raise new capital will have a material adverse effect on the Company's ability to continue to research and develop its proposed products and to market and sell its existing product, and will have a material adverse effect on its operations and financial condition and on its ability to continue as a going concern. See "Management's Plan of Operations and Discussion and Analysis - Liquidity and Capital Resources." THE COMPANY'S ABILITY TO CONTINUE ITS BUSINESS ACTIVITIES BEYOND JUNE 30, 1999 IS COMPLETELY DEPENDENT ON OBTAINING ADDITIONAL CAPITAL.

      As reported in the Company's Form 10-KSB, the Company included unaudited financial statements in the Form 10-KSB because the Company's auditors could only render a disclaimer of opinion in connection with the Company's financial statements. A disclaimer of opinion is rendered when the auditor is unable to express an opinion because of a serious limitation on the scope of the examination. The Company's extreme cash shortage and lack of commitments for any new capital are the principal reasons why its auditors could only render a disclaimer of opinion. Instead of incurring the extra cost of obtaining a disclaimer of opinion, the Company elected to file the Form 10-KSB with unaudited financial statements. The Company intends to complete the audit and file audited financial statements only if the Company obtains significant additional capital. No assurance can be given that the Company will obtain such capital.

      Also as  reported  in the Form  10-KSB,  the  Company  received a total of
$538,500 in loans dating back to November 2, 1998 in five separate loan transactions. Interest became payable on two of these loans (a total of $150,000) on April 1, 1999, on two other loans (a total of $288,500) on April 19, 1999 and on the remaining loan (a total of $100,000) on June 1, 1999. The Company is in default on these loans for failing to pay the required interest payments. Three of these loans (a total of $388,500) are secured by substantially all of the Company's assets. The Company's ability to pay any interest or to repay such loans is completely dependent on the Company's ability to raise additional capital from external sources. The Company's failure to raise such capital and to pay all accrued but unpaid interest and subsequently to repay the loans upon maturity may result in the foreclosure on the Company's assets. This would have a material adverse effect on the Company's business, financial condition and results of operations and would jeopardize the Company's ability to continue as a going concern.

      During the three-month period ended March 31, 1999, the Company did not generate significant revenues. As a result, the Company intends to continue to report its plan of operations.

PLAN OF OPERATION

      ADDITIONAL FUND RAISING ACTIVITIES. The Company will need to raise additional capital to continue operations beyond the end of June 1999. In the absence of such additional capital, the Company will be required to significantly curtail or cease its business activities. The plan of operation described in this Quarterly Report assumes that the Company will be successful in raising additional capital. The failure to raise additional capital will, among other things, cause deviations from the plan of operation described in this Quarterly Report. It will also jeopardize the Company's ability to continue its business activities.

      SUMMARY OF ANTICIPATED PRODUCT RESEARCH AND DEVELOPMENT. Subject to the qualifications above, the Company will continue its product research and development and continue to implement what the Company believes to be a feasible plan for product development. The Company is outsourcing production of the EpiDNA Picogram Assay Kit and manufacturing its second product the DNAMAX kit in house. The major components of the plan of operations are as follows:

1999          o  Continued  research in applications of Genetic Vectors' nucleic acid labeling technology.
              o  Initiation of EasyID DNA probe product  development for quality assurance in the food and beverage industry.
              o  Completion of first DNA labeling  product for test marketing in the molecular biology research market.
              o  Research in the  application  of  automated  techniques  of DNA analysis for EpiDNA.


      SIGNIFICANT PLANT OR EQUIPMENT PURCHASES. The Company does not currently anticipate any significant plant or equipment purchases during the next twelve months.

      CHANGES IN THE NUMBER OF EMPLOYEES. The Company currently has six employees. As shown in the following chart, if the Company is successful in raising significant new capital, the Company anticipates hiring sixteen additional personnel during the remainder of 1999. If the Company is successful in raising significant new capital, then the Company anticipates hiring additional personnel in 2000 in connection with its research and development and product development plan. The Company believes that these personnel will be adequate to accomplish the tasks set forth in its plan.

PROPOSED PERSONNEL ADDITION PLAN                               1999     2000
--------------------------------                               ----     ----
MANAGEMENT
  Executive Personnel                                             2        0
  Administrative Personnel                                        1        1
  Director - Sales and Marketing                                  1        0
  Salespersons                                                    3        6
  Technical Info/Inside Sales                                     1        2
  Scientific Supervisors                                          1        0
  Technicians                                                     2        0

TOTAL PROPOSED NEW EMPLOYEES                                     11        9
                                                               ====     ====
TOTAL EMPLOYEES AT END OF YEAR                                   17       26
                                                               ====     ====


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company remains largely a development stage company. The Company did not generate significant revenues during the three months ended March 31, 1999 and had no cost of sales for the same period. The Company's expenditures far exceed its revenues.

      Research and development expenses for the three months ended March 31, 1999 decreased by $72,684 over the comparable period in the prior year. This decrease is largely attributable to A DECREASE IN THE R&D BUDGET.

      Selling, general and administrative expenses increased $41,094 in the three months ended March 31, 1999 over the comparable period in 1998. This increase is primarily attributable to the expenses incurred in connection with the launch of the Company's products.

      Interest income for the three months ended March 31, 1999 decreased by $37,658 because the Company had less cash invested during the current period than in the comparable period in the prior year. Interest income was attributable to interest earned on certificates of deposit and money market accounts which represented the investment of the net proceeds of the Company's initial public offering and the proceeds from the issuance of debentures.

      LIQUIDITY AND CAPITAL RESOURCES. The net cash used by the Company in operating activities aggregated $344,120. This was largely attributable to operating expenses and research and development activities. The Company's net cash provided in financing activities aggregated $302,155 during the three months ended March 31, 1999, consisting mainly of proceeds from loan transactions.

      As discussed throughout the Form 10-KSB, the Company has experienced extreme cash shortages since the end of November 1998 through the date of this Quarterly Report. As of March 31, 1999, the Company had total cash and cash equivalents of $67,369. On May 10, 1999, the Company obtained an additional $225,000 from the sale of 225,000 shares of the Company's common stock. The equity investor paid $1.00 per share for the 225,000 shares of common stock, or $4.75 per share less than the closing price of $5.75 per share on May 10, 1999. The Company anticipates that the proceeds of this equity investment will be completely exhausted before the end of June 1999. The Company had total stockholders' equity of $164,467 as of March 31, 1999. The Company needs additional capital to continue operations beyond the end of June 1999. The Company has no commitments for additional capital and no assurances can be given that the Company will be able to raise any such capital.

      YEAR 2000 COMPUTER ISSUES. Computer programs have typically abbreviated dates by eliminating the first two digits of the year under the assumption that these two digits would be 19. As the year 2000 approaches, these systems may not be able to recognize current dates which may cause computer system failure or miscalculations by computer programs. The Company does not believe it will not be materially affected by the Year 2000 problem. The Company's conclusion is based on a survey of the computer equipment currently in use by the Company. All such equipment was acquired by the Company within the last three years and was Year-2000-compliant when acquired. The Company has not expended a material amount of costs in this assessment. Moreover, the Company remains largely a research and development company and therefore its exposure to the Year 2000 problems of its customers and suppliers is minimal. However, the Company is exposed to the risk that one or more of its suppliers could experience Year 2000 problems that may impact their ability to supply materials to the Company. To date, the Company is not aware of any Year 2000 problems of its suppliers that would have a material adverse impact on the Company's operations. Nonetheless, the inability of suppliers to convert their computer systems to avoid any Year 2000 problems could jeopardize the supply of materials to the Company and therefore have a material adverse effect on the Company's operations. The effect of non-compliance by suppliers is not determinable at this time. The Company's Year 2000 risks are considered minimal and no contingency plans are believed to be necessary. As a result, the Company believes the potential consequences of Year-2000 problems will not have a material effect on the Company.

CERTAIN BUSINESS RISK FACTORS

      The Company is subject to various risks which may have a material adverse effect on its business, financial condition and results of operations. Certain risks are discussed below:

      ABILITY TO REPAY INDEBTEDNESS; EXISTING DEFAULTS ON INDEBTEDNESS. As reported in the Form 10-KSB, the Company received a total of $538,500 in loans dating back to November 2, 1998 in five separate loan transactions. Interest became payable on two of these loans (a total of $150,000) on April 1, 1999, on two other loans (a total of $288,500) on April 19, 1999 and on the remaining loan (a total of $100,000) on June 1, 1999. The Company is in default on these loans for failing to pay the required interest payments. Three of these loans (a total of $388,500) are secured by substantially all of the Company's assets. The Company's ability to pay any interest or to repay such loans is completely dependent on the Company's ability to raise additional capital from external sources. The Company's failure to raise such capital and to pay all accrued but unpaid interest and subsequently to repay the loans upon maturity may result in the foreclosure on the Company's assets. This would have a material adverse effect on the Company's business, financial condition and results of operations and would jeopardize the Company's ability to continue as a going concern.

      LIMITED OPERATING HISTORY AND EXPECTATION OF FUTURE LOSSES. The Company was organized in 1991 and is in the development stage. To date, the Company has generated very limited revenues from the sale of its product. Further, the Company has devoted most of its efforts to research and development and the development of a business strategy. From its inception through March 31, 1999, the Company has incurred cumulative losses of approximately $6.5 million. The Company expects to incur substantial losses for the foreseeable future due, in part, to research and development and manufacturing, distributing and marketing its product. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production and marketing or other unforeseen difficulties, which may cause additional losses.

      NO AUDITED STATEMENTS FOR DECEMBER 31, 1998. In connection with the preparation of its financial statements for the year ended December 31, 1998, the Company's auditors informed the Company that they could only render a disclaimer of opinion because of the Company's severe cash shortage. To preserve cash, the Company elected not to incur the cost necessary to complete the audit and included unaudited financial statements in its Form 10-KSB.

      FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING. The Company had cash and cash equivalents of only $67,369 as of March 31, 1999. On May 10, 1999, the Company obtained a $225,000 equity investment from the sale of 225,000 shares of the Company's common stock. The equity investor paid $1.00 per share for the 225,000 shares of common stock, of $4.75 per share less than the closing price of $5.75 per share on May 10, 1999. The Company projects that such funds will be completely exhausted before the end of June 1999. In the absence of additional capital, the Company will be required to significantly curtail or cease its business activities. The Company has no commitment for any additional capital and no assurance can be given that the Company will be successful in obtaining any additional capital. The Company's ability to continue its business activities is completely dependent on such additional capital and its failure to obtain such capital will have a material adverse effect on the Company's business, financial condition and results of operation and will jeopardize the Company's ability to continue its business activities.

      UNCERTAIN MARKET ACCEPTANCE AND DEPENDENCE ON A LIMITED NUMBER OF PRODUCTS. The Company currently has two products, the Picogram Assay and the DNAMAX Kit and another product line under development, the EasyID product line. As such, the Company is highly dependent on a limited number of products and the Company's long-term success may depend on the market acceptance of these products. Market acceptance of the Company's products will depend, in part, on the Company's ability to demonstrate the superiority of its products with respect to existing techniques, including the products' accuracy, ease of use, reliability and cost-effectiveness and on the effectiveness of the Company's marketing efforts. These efforts have been adversely affected by the Company's working capital shortage. No assurance can be given that the Company will gain market acceptance for its products. Failure to gain market acceptance for either of these product lines will have a material adverse effect on the Company's business, financial condition and results of operations.

      TECHNOLOGICAL UNCERTAINTY AND EARLY STAGE OF PRODUCT DEVELOPMENT. The science and technology of the Picogram Assay, the DNAMAX and EasyID are rapidly evolving. Although the Company has conducted limited marketing of its initial product, other proposed products are in the early development stage. These products will require significant further research, development and testing and are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibility that any or all of the proposed products are found to be ineffective, unsafe, or otherwise fail to receive necessary regulatory clearances, if any, that the proposed products, though effective, are uneconomical to market, that third parties hold proprietary rights that preclude the Company from marketing them, or that third parties market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products.

      LIMITED MANUFACTURING AND MARKETING CAPABILITY. The Company's experience in manufacturing has been limited to the production of small amounts of kits of its initial products for use in research and development and early commercialization of its initial products. No assurance can be given that the Company will ultimately be able to obtain or produce sufficient quantities of such product at commercially reasonable costs.

      The Company has limited experience in marketing its products and no assurance exists that the Company can market its products in an effective manner. The Company intends to market its products in the United States, Europe and Asia through a network of independent distributors supported by a direct sales force, but no sales force is yet in place, and no distribution agreements have been entered into. The Company's ability to market its product in Europe and Asia and other areas will depend on the Company's ability to fund such efforts as well as the Company's ability to develop strategic alliances with marketing partners. There can be no assurance that the Company will enter into such alliances with other companies on favorable terms or at all.

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

      UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend in part on its ability to obtain and maintain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of other parties. Because of the substantial length of time and expense associated with bringing new products through development to the marketplace, the biotechnology industry places considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. Legal standards relating to the scope of claims and the validity of patents in the biotechnology field are uncertain and evolving. There can be no assurance that patent applications to which the Company holds ownership or license rights will result in the issuance of patents, that any patents issued or licensed to the Company will not be challenged and held to be invalid, or that any such patents will provide commercially significant protection to the Company's technology, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information not covered by patents to which the Company has rights or obtain access to the Company's know-how or that others will not be issued patents which may prevent the sale of one or more of the Company's products, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to the Company, and can result in the diversion of substantial financial, management, and other resources from the Company's other activities. An adverse outcome could subject the Company to significant liability to third parties, require the Company to obtain licenses from third parties, or require the Company to cease any related research and development activities or product sales. In addition, the laws of certain countries may not protect the Company's intellectual property. No assurance can be given that any licenses required under any such third-party patents or proprietary rights would be made available on commercially reasonable terms, if at all. In addition, due to the Company's working capital shortage, there can be no assurance that the Company will be able to continue its existing patent applications.

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

      DEPENDENCE ON KEY PERSONNEL; INEXPERIENCE OF MANAGEMENT. The Company's ability to successfully manage its growth will substantially depend on its ability to attract and retain additional qualified management personnel. Because of the Company's extreme cash shortage, its ability to attract or retain qualified personnel has been hindered. This cash shortage has caused the Company to pay only one-half of its employees' salaries during portions of December 1998, January 1999 February 1999 and March 1999 and a portion of April 1999. On April 23, 1999, the Company paid the unpaid salary for some of its employees for December 1998 through April 16, 1999. On December 9, 1998, the Company issued the non-management employees' options to purchase an aggregate of 4,393 shares of Common Stock at an exercise price of $5.00 per share or approximately $2.25 less than the closing price on that date. The Company recently repurchased options to purchase 2,344 shares from its employees for an aggregate purchase price of $5,274. The Company is currently accruing one-half of its employees salaries which it may pay when and if sufficient additional capital is received. The Company also intends to issue additional stock options to its non-executive employees for March 1999 at a price to be determined. Currently, none of the Company's administrative staff has any experience in running a large company or a company whose securities are publicly held, apart from the Company. There can be no assurance that the demands placed on Company personnel by the cash shortage or the growth of the Company's business and the need for close monitoring of the Company's operations and financial performance through appropriate and reliable administrative and accounting procedures and controls will be met, or that the Company will otherwise manage its growth successfully; the failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. There is significant competition for qualified personnel, and there can be no assurance that the Company will be successful in recruiting, retaining or training the management personnel it requires. The Company has designated Mead M. McCabe, Jr. as its principal financial officer. The Company currently has no officer with previous experience in managing the financial and accounting functions of a publicly-held company.

PART II

Other Information.
------------------

Item 1.  Legal Proceedings.
--------------------------

      The Company is not aware of any legal proceedings involving the Company.


Item 2.  Changes in Securities and Use of Proceeds.
-------  ------------------------------------------

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

            (ii)  The managing underwriter was Shamrock Partners, Ltd.

            (iii) Securities registered:

                  (a)   Common Stock ($0.001 par value)

                  (b) Underwriter warrants to purchase an aggregate of 50,000 shares of Common Stock. Those warrants became exercisable on December 21, 1997 and expire on December 19, 2001.

            (iv)  Securities sold (all sold for account of the issuer):

                                          AGGREGATE               AGGREGATE
                                          OFFERING                OFFERING
                                          PRICE OF                PRICE OF
                              AMOUNT      AMOUNT         AMOUNT     AMOUNT
             TITLE            REGISTERED  REGISTERED       SOLD       SOLD
  ------------------------------------------------------------------------------
  1. Common Stock               575,000   $5,750,000   $575,000   $5,750,000
  2. Common Stock pursuant
     to Underwriter Warrants     50,000      750,000      - 0 -        - 0 -
  3. Underwriter Warrants        50,000          500     50,000          500

            (v)   Underwriting   discounts    $517,500
                     and commissions:

                     Finder's fees:                -0-

                     Expenses paid for         217,139
                     Underwriters:

                     Other expenses:           445,610
                                             ---------

                     Total Expenses         $1,180,249

            (vi)  Net Proceeds of           $4,569,751
                     Offering Before
                     Referral

                     Refund of Offering        $19,257
                     Costs:

                     Net Proceeds of        $4,589,008
                     Offering:

            (vii) Uses of Net Proceeds:






                               DIRECT OR INDIRECT
                               PAYMENTS TO DIRECTORS,
                               OFFICERS, GENERAL
                               PARTNERS OF THE ISSUER
                               OR THEIR ASSOCIATES; TO
                               PERSONS OWNING TEN
                               PERCENT OR MORE OF ANY         DIRECT OR INDIRECT
                               CLASS OF EQUITY                PAYMENT TO OTHERS
                               SECURITIES OF THE
                               ISSUER; AND TO
                               AFFILIATES OF THE ISSUER
                               ----------------------------  -------------------

Construction of plant,
building
and facilities:

Purchase and installation                      --                  503,421
of machinery and equipment:

Purchase of real estate:                       --                       --

Acquisition of other                           --                       --
business(es):

Repayment of indebtedness:                     --                       --

Working capital:                          $30,000                  848,452

TEMPORARY INVESTMENTS (SPECIFY)

Certificate of Deposit:                                            $46,130


OTHER PURPOSES (SPECIFY)

Research and Development and                                      $1,776,874
   patent protection                           --
   expenditures:
Expansion of Manufacturing
facilities:                              $109,000                   $394,180
Sales and marketing                            --                   $180,600
capabilities:
Management Salaries                      $596,345                         --
Investor Relations                             --                   $104,006
Total                                     735,345                  3,853,663


      SALES OF UNREGISTERED SECURITIES. On January 19, 1999, the Company borrowed $163,500 from a private investor ("LOAN NO. 1"). The terms of Loan No. 1 provided for an annual interest rate of 12% which will increase 1% for each month that any portion of the loan remains unpaid after January 19, 2000, up to the maximum rate permitted by law. Accrued interest is payable monthly beginning on April 19, 1999. The Company has not paid any interest on this loan and therefore is in default. The outstanding principal balance must be repaid by January 19, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.01 per share. These warrants are immediately exercisable. The closing price of the Common Stock on January 19, 1999 was $5.125. The Company is obligated to grant the private investor warrants to purchase 150,000 shares at an exercise price of $5.50 per share upon the repayment of the loan or the closing on the sale of Company securities in an aggregate amount of $1,500,000. Such additional warrants become exercisable on the fifth anniversary of the grant. The proceeds of this loan have already been expended by the Company to fund its working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "ACT"), and Rule 506 promulgated thereunder.

      On March 9, 1999, the Company borrowed an additional $125,000 ("LOAN NO. 2") from the same private investor which had made Loan No. 1. The terms of Loan No. 2 provided for an annual interest rate of 12% which will increase 1% for each month that any portion of the loan remains unpaid after January 19, 2000, up to the maximum rate permitted by law. Accrued interest is payable monthly beginning on April 19, 1999. The Company has not paid any interest on this loan and therefore is in default. The outstanding principal balance must be repaid by January 19, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.01 per share. These warrants are immediately exercisable. The closing price of the Common

Stock on March 9, 1999 was $7.875. Substantially all of the proceeds of this loan have been expended by the Company to fund its working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      In connection with Loan No. 1 and Loan No. 2, the Company granted warrants to purchase 16,350 shares of Common Stock on January 19, 1999 and 12,500 shares of Common Stock on March 9, 1999 at an exercise price of $5.50 per share to a consultant for helping the Company locate the financing. These warrants are immediately exercisable. The closing price of the Common Stock was $5.125 and $7.875 on January 19, 1999 and March 9, 1999, respectively. This offering was exempt from registration pursuant to Section 4(2) of the Act.

      On April 19, 1999, the Company borrowed an additional $100,000 ("LOAN NO. 3") from a private investor. This loan has an annual interest rate of 12%. Accrued interest is payable quarterly, commencing on June 1, 1999. The Company has not paid any interest on this loan and therefore is in default. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 25,000 shares of Common Stock at an exercise price of $3.50 per share. These warrants are immediately exercisable. The closing price of the Common Stock on April 23, 1999 was $6.00. Substantially all of the proceeds of this loan have been expended by the Company to fund its working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On May 10, 1999, the Company issued 225,000 shares of Common Stock to a private investor in exchange for $225,000. The Company expects that the proceeds from this offering will be completely expended before the end of June 1999. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

      As reported in the Form 10-KSB, the Company received a total of $538,500 in loans dating back to November 2, 1998 in five separate loan transactions. Interest became payable on two of these loans (a total of $150,000) on April 1, 1999, on two other loans (a total of $288,500) on April 19, 1999 and on the remaining loan (a total of $100,000) on June 1, 1999. The Company is in default on these loans for failing to pay the required interest payments. Three of these loans (a total of $388,500) are secured by substantially all of the Company's assets. The Company's ability to pay any interest or principal is completely dependent on the Company's ability to raise additional capital from external sources. The Company's failure to raise such capital and to pay all accrued but unpaid interest and subsequently to repay the loans upon maturity may result in the foreclosure on the Company's assets. This would have a material adverse effect on the Company's business, financial condition and results of operations and would jeopardize the Company's ability to continue as a going concern.

      As of June 15, 1999, the Company owed $26,417.50 in interest on these loans, with interest accruing at a rate of $177.04 per day.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------


(A)   EXHIBITS.
 EXHIBIT
  NO.      DESCRIPTION                                                 LOCATION                                                 PAGE
  ---      -----------                                                 --------                                                 ----
 3.1       Articles of Incorporation of the Company, as amended        Incorporated by reference to Exhibit No. 3.1
                                                                       to Registrant's Registration Statement (the
                                                                       "REGISTRATION STATEMENT") on Form SB-2
                                                                       (Registration Number 333-5530-A).

 3.2       By-laws of the Company  Registration Statement              Incorporated by reference to Exhibit No. 3.2 to the
              Registration Statement.

 4.1       Form of Common Stock certificate                            Incorporated by reference to Exhibit No. 4.1 to the
              Registration Statement.

 4.2       Form of Underwriters' Warrant                               Incorporated by reference to Exhibit No. 4.2 to the
              Registration Statement.

 4.3       Form of 1996 Incentive Plan                                 Incorporated by reference to Exhibit No. 4.3 to the
              Registration Statement.

10.1       License Agreement dated September 7, 1990 between the       Incorporated by reference to Exhibit No. 10.1 to the
           University of Miami and its School of Medicine and          Registration Statement.
           ProVec, Inc.

10.2       Assignment of License Agreement dated January 20, 1992      Incorporated by reference to Exhibit No. 10.2 to the
           between ProVec, Inc. and EpiDNA, Inc.                       Registration Statement.

10.3       Agreement between University of Miami and its School        Incorporated by reference to Exhibit No. 10.3 to the
           of Medicine and the Company dated August 21, 1996           Registration Statement.

10.4       Employment Agreement dated August 15, 1996 between          Incorporated by reference to Exhibit No. 10.4 to the
           Mead M. McCabe, Sr. and the Company                         Registration Statement.

10.5       Stock Option Addendum to Employment Agreement dated         Incorporated by reference to Exhibit No. 10.5 to the
           August 15, 1996 between Mead M. McCabe, Sr. And the         Registration Statement.
           Company

10.6       Employment Agreement dated August 15, 1996 between          Incorporated by reference to Exhibit No. 10.6 to the
           Mead M. McCabe, Jr. and the Company                         Registration Statement.

10.7       Stock Option Addendum to Employment Agreement dated         Incorporated by reference to Exhibit No. 10.7 to the
           August 15, 1996 between Mead M. McCabe, Jr. and the         Registration Statement.
           Company

10.8       Consulting Agreement dated June 19, 1996 between James      Incorporated by reference to Exhibit No. 10.10 to the
           A. Joyce and the Company                                    Registration Statement.


 EXHIBIT
  NO.      DESCRIPTION                                                 LOCATION                                                 PAGE
  ---      -----------                                                 --------                                                 ----

10.9       Letter Agreement dated December 16, 1994 among Nyer         Incorporated by reference to Exhibit No. 10.11 to the
           Medical Group, Inc., the Company, Mead M. McCabe, Sr.       Registration Statement.
           And Mead M. McCabe, Jr.

10.10      Investors Finders Agreement dated June 9, 1994 among        Incorporated by reference to Exhibit No. 10.12 to the
           Nyer Medical Group, Inc., and the Company and Gulf          Registration Statement.
           American Trading Company

10.11      Industrial Real Estate Lease dated June 12, 1997 among      Incorporated by reference to Exhibit No. 10.13 to the
           the Company and Jetex Group, Inc.                           Company's Quarterly Report on Form 10-QSB for the
                                                                       Quarter ended June 30, 1997

10.12      Letter from University of Miami dated April 8, 1998         Incorporated by reference to Exhibit No. 10.12 to the
                                                                       Company's Annual Report on Form 10-KSB for the Fiscal
                                                                       Year ended December 31, 1997

10.13      Promissory Note dated as of November 2, 1998 in the         Incorporated by reference to Exhibit 10.13 to the
           Original Principal Amount of $50,000 given by the Company   Company's Annual Report on Form 10-KSB for the Fiscal
           to Ms. Patricia A. Gionone                                  Year ended December 31, 1998

10.14      Common Stock Purchase Warrant No. W-2 dated as of           Incorporated by reference to Exhibit 10.14 to the
           November 2, 1998 granted by the Company to Ms. Patricia     Company's Annual Report on Form 10-KSB for the Fiscal
           A. Gionone                                                  Year ended December 31, 1998

10.15      Promissory Note dated as of November 2, 1998 in the         Incorporated by reference to Exhibit 10.15 to the
           Original Principal Amount of $100,000 given by the          Company's Annual Report on Form 10-KSB for the Fiscal
           Company to Jerome P. Seiden Irrevocable Trust Dated         Year ended December 31, 1998
           April 22, 1998

10.16      Common Stock Purchase Warrant No. W-1 dated as of           Incorporated by reference to Exhibit 10.16 to the
           November 2, 1998 granted by the Company to Jerome P.        Company's Annual Report on Form 10-KSB for the Fiscal
           Seiden Irrevocable Trust Dated April 22, 1998               Year ended December 31, 1998

10.17      Common Stock Purchase Warrant No. W-5 dated as of           Incorporated by reference to Exhibit 10.17 to the
           September 3, 1998 granted by the Company to Sterling        Company's Annual Report on Form 10-KSB for the Fiscal
           Technology Partners, Ltd.                                   Year ended December 31, 1998

10.18      Common Stock Purchase Warrant No. W-4 dated as of           Incorporated by reference to Exhibit 10.18 to the
           January 19, 1999 granted by the Company to Sterling         Company's Annual Report on Form 10-KSB for the Fiscal
           Technology Partners, Ltd.                                   Year ended December 31, 1998

10.19      Common Stock Purchase Warrant No. W-7 dated as of           Incorporated by reference to Exhibit 10.19 to the
           March 9, 1999 granted by the Company to Sterling            Company's Annual Report on Form 10-KSB for the Fiscal
           Technology Partners, Ltd.                                   Year ended December 31, 1998


 EXHIBIT
  NO.      DESCRIPTION                                                 LOCATION                                                 PAGE
  ---      -----------                                                 --------                                                 ----

10.20      Common Stock Purchase Warrant No. W-3 dated as of           Incorporated by reference to Exhibit 10.20 to the
           January 19, 1999 granted by the Company to Capital          Company's Annual Report on Form 10-KSB for the Fiscal
           Research, Ltd.                                              Year ended December 31, 1998

10.21      Promissory Note dated as of January 19, 1999 in the         Incorporated by reference to Exhibit 10.21 to the
           Original Principal Amount of $163,500 given by the          Company's Annual Report on Form 10-KSB for the Fiscal
           Company to Capital Research, Ltd.                           Year ended December 31, 1998

10.22      Pledge and Security Agreement dated as of January 19,       Incorporated by reference to Exhibit 10.22 to the
           1999 between the Company and Capital Research, Ltd.         Company's Annual Report on Form 10-KSB for the Fiscal
                                                                       Year ended December 31, 1998

10.23      Registration Rights Agreement dated as of January 19,       Incorporated by reference to Exhibit 10.23 to the
           1999 between the Company and Capital Research, Ltd.         Company's Annual Report on Form 10-KSB for the Fiscal
                                                                       Year ended December 31, 1998

10.24      Promissory Note dated as of March 9, 1999 in the Original   Incorporated by reference to Exhibit 10.24 to the
           Principal Amount of $125,000 given by the Company to        Company's Annual Report on Form 10-KSB for the Fiscal
           Capital Research, Ltd.                                      Year ended December 31, 1998

10.25      Common Stock Purchase Warrant No. W-6 dated as of           Incorporated by reference to Exhibit 10.25 to the
           March 9, 1999 granted by the Company to Capital Research,   Company's Annual Report on Form 10-KSB for the Fiscal
           Ltd.                                                        Year ended December 31, 1998

10.26      Registration Rights Agreement dated as of March 9, 1999     Incorporated by reference to Exhibit 10.26 to the
           between the Company and Capital Research, Ltd.              Company's Annual Report on Form 10-KSB for the Fiscal
                                                                       Year ended December 31, 1998

 11.       Statement re:  computation of earnings                      Not applicable

 18.       Letter on change in accounting principles                   Not applicable

 19.       Reports furnished to Security holders                       Not applicable

 22.       Published report regarding matters submitted to vote        Not applicable

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

Date:  June 24, 1999                     GENETIC VECTORS, INC.


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

  10.3   Agreement between University    Incorporated by reference
         Miami and its School of         to Exhibit No. 10.3 to the
         of Medicine and the             Registration Statement.
         Company dated
         August 21, 1996

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

  10.8   Consulting Agreement dated      Incorporated by reference
         June 19, 1996 between James A.  to Exhibit No. 10.10 to the
         Joyce and the Company           Registration Statement.

  10.9   Letter Agreement dated          Incorporated by reference
         December 16, 1994 among Nyer    to Exhibit No. 10.11 to the
         Medical Group, Inc., the        Registration Statement.
         Company, Mead M. McCabe, Sr.
         and Mead M. McCabe, Jr.

EXHIBIT
  NO.    DESCRIPTION                     LOCATION                        PAGE
  ---    -----------                     --------                        ----

 10.10   Investors Finders Agreement     Incorporated by reference
         dated June 9, 1994 among Nyer   to Exhibit No. 10.12 to the
         Medical Group, Inc., and the    Registration Statement.
         Company and Gulf American
         Trading Company

 10.11   Industrial Real Estate Lease    Incorporated by reference
         dated June 12, 1997 among the   to Exhibit No. 10.13 to the
         Company and Jetex Group, Inc.   Company's Quarterly Report
                                         on Form 10-QSB for the
                                         Quarter ended June 30, 1997

 10.12   Letter from University of       Incorporated by reference
         Miami dated April 8, 1998       to Exhibit No. 10.12 to the
                                         Company's Annual Report on
                                         Form 10-KSB for the Fiscal
                                         Year ended December 31, 1997

 10.13   Promissory Note dated as of     Incorporated by reference
         November 2, 1998 in the         to Exhibit 10.13 to the
         Original Principal Amount of    Company's Annual  Report
         on $50,000  given by the        on Form 10-KSB for the
         Company to Ms. Patricia A.      Fiscal Year ended
         Gionone                         December 31, 1998

 10.14   Common Stock Purchase           Incorporated by reference
         Warrant No. W-2 dated           to Exhibit 10.13 to the
         as of November 2, 1998          Company's Annual Report
         granted by the Company          on Form 10-KSB for the
         to Ms. Patricia A. Gionne       Fiscal Year ended
                                         December 31, 1998

 10.15   Promissory Note dated as of     Incorporated by reference
         November 2, 1998 in the         to Exhibit 10.15 to the
         Original Principal Amount of    Company's Annual Report on
         $100,000 given by the Company   Form 10-KSB for the Fiscal
         to Jerome P. Seiden             Year ended December 31, 1998
         Irrevocable Trust Dated
         April 22, 1998

 10.16   Common Stock Purchase Warrant   Incorporated by reference
         No. W-1 dated as of             to Exhibit 10.16 to the
         November 2, 1998 granted by     Company's Annual Report on
         the Company to Jerome P.        Form 10-KSB for the Fiscal
         Seiden Irrevocable Trust        Year ended December 31, 1998
         Dated April 22, 1998

 10.17   Common Stock Purchase           Incorporated by reference
         Warrant No. W-5 dated as of     to Exhibit 10.17  to the
         September 3, 1998 granted       Company's Annual Report
         by the Company by Sterling      on Form 10-KSB for the Fiscal
         Technology Partners, Ltd.       Year ended December 31, 1998

 10.18   Common Stock Purchase           Incorporated by reference
         Warrant No. W-4 dated           to Exhibit 10.18 to the
         as of January 19, 1999          Company's Annual Report
         granted by the Company to       on Form 10-KSB for the Fiscal
         Sterling Technology             Year ended December 31, 1998
         Partners, Ltd.

 10.19   Common Stock Purchase           Incorporated by reference
         Warrant No. W-7 dated           to Exhibit 10.19 to the
         as of March 9, 1999             Company's  Annual Report
         granted by the Company          on Form 10-KSB for the
         to Sterling Technology          Fiscal Year ended
         Partners, Ltd.                  December 31, 1998

 10.20   Common Stock Purchase           Incorporated by reference
         No. W-3 dated as of             to Exhibit 10.20 to the
         January 19, 1999                Company's Annual Report
         granted by the Company          on Form 10-KSB for the
         to Capital Research, Ltd.       Fiscal Year ended
                                         December 31, 1998

EXHIBIT
  NO.    DESCRIPTION                     LOCATION                        PAGE
  ---    -----------                     --------                        ----

 10.21   Promissory Note dated as        Incorporated by reference
         January 19, 1999 in the         to Exhibit 10.21 to the
         to the Original  Principal      Company's Annual Report on
         Amount of $163,500 given        Form 10-KSB for the Fiscal
         by the Company to Capital       Year ended December 31, 1998
         Research, Ltd.

 10.22   Pledge and Security             Incorporated by reference
         Agreement dated as of           to Exhibit 10.22 to the
         January 19, 1999 between        Company's Annual Report
         the Company and Capital         on Form 10-KSB for the
         Research, Ltd.                  Fiscal Year ended
                                         December 31, 1998

 10.23   Registration Rights             Incorporated by reference
         Agreement dated as of           to Exhibit 10.23 to the Company's
         January 19, 1999 between        Annual Report on Form 10-KSB
         the Company and Capital         for the Fiscal Year ended
         Research, Ltd.                  December 31, 1998

 10.24   Promissory Note dated as        Incorporated by reference to
         of March 9, 1999 in the         Exhibit 10.24 to the Company's
         Original Principal Amount       Annual Report on Form 10-KSB
         of $125,000 given by the        for the Fiscal Year ended
         Company to Capital Research,    December 31, 1998
         Ltd.

 10.25   Common Stock Purchase           Incorporated by reference to
         Warrant No. W-6 dated           Exhibit 10.25 to the Company's
         as of March 9, 1999             Annual Report on form 10-KSB
         granted by the Company          for the Fiscal Year ended
         to Capital Research, Ltd.       December 31, 1998

 10.26   Registration Rights             Incorporated by reference to
         Agreement dated as of           Exhibit 10.26 to the Company's
         March 9, 1999 between           Annual Report on Form 10-KSB
         the Company and Capital         for the Fiscal Year ended
         Research, Ltd.                  December 31, 1998

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