Form 10KSB/A
period 1998-12-31
GENETIC VECTORS INC
filed 1999-12-09
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                       Amendment No. 1 to the FORM 10-KSB

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

         The aggregate market value of the Company's voting stock held by non-affiliates as of November 22, 1999 was approximately $12,703,191.35 based on the average closing bid and asked prices of such stock on that date as quoted on the OTC Bulletin Board. There were 2,974,843 shares of Common Stock outstanding as of November 22, 1999.


         Documents Incorporated by Reference: See Item 13


         This Form 10-KSB consists of 99 pages. The Exhibit Index begins on page 66.

                                     PART I

Item 1.           DESCRIPTION OF BUSINESS.
------------------------------------------

INTRODUCTION

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

         On April 27, 1999, the Company filed its Annual Report on Form 10-KSB ("Form 10-KSB") for the year ended December 31, 1998. Prior to filing the Form 10-KSB, the Company learned from its independent public accountants that they could after additional review only render a disclaimer of opinion in connection with the Company's audited financial statements. The Company decided to file the Form 10-KSB with unaudited financial statements. Since that time, the audit was completed. This Amendment No. 1 to the Form 10-KSB contains the Company's audited financial statements.

         Genetic Vectors, Inc. (the "Company" or "Genetic Vectors") had cash and cash equivalents of $109,924 as of December 31, 1998 compared to $2.1 million as of December 31, 1997. On March 31, 1999, the Company had cash and cash equivalents of $67,369. Since March 31, 1999, the Company has raised an additional $1,125,000 in capital, consisting of the following:

         On April 19, 1999, the Company obtained a $100,000 loan from a private investor. On May 10, 1999, the Company obtained a $225,000 equity investment from the sale of 225,000 shares of the Company's common stock. The equity investor paid $1.00 per share for the 225,000 shares of the Company's common stock, or $4.75 per share less than the closing price of $5.75 per share on May 10, 1999. On July 16, 1999, the Company obtained a $400,000 equity investment from the sale of 400,000 shares of the Company's common stock. These two equity investors paid $1.00 per share for the 400,000 shares of the Company's common stock, or $4.75 per share less than the closing price of $5.75 per share on July 16, 1999. On October 6, 1999, the Company obtained a $200,000 loan from a private investor. On November 19, 1999, the Company obtained a $200,000 loan from a private investor. See "Market For Common Equity and Related Stockholder Matters -- Sales of Unregistered Securities."

         As of November 22, 1999, the Company received a total of $938,500 in loans dating back to November 2, 1998 in seven separate loan transactions. Interest became payable on two of these loans (with principal aggregating
$150,000)  on April 1, 1999,  on two other  loans  (with  principal  aggregating
$288,500) on April 19, 1999 and on another loan (with principal aggregating $100,000) on June 1, 1999. The Company is in default on these loans for failing to pay the required interest payments. The remaining two loans (with principal aggregating $400,000) become payable on January 19, 2000. Four of these loans ( with principal aggregating $788,500) are secured by substantially all of the Company's assets. The Company's ability to pay any interest or to repay such loans is completely dependent on the Company's ability to raise additional capital from external sources. The Company's failure to raise such capital and to pay all accrued but unpaid interest and subsequently to repay the loans upon maturity may result in the foreclosure on the Company's assets. This would have a material adverse effect on the Company's business, financial condition and results of operations and would jeopardize the Company's ability to continue as a going concern.

         The Company is dependent on external capital to finance its business operations. Such external capital will also be necessary for the Company's operations to reach a level where it may internally generate the cash flow necessary to sustain its operations. The Company has received informal, non-binding assurances from a source which has previously provided the Company with external capital that it will assist the Company in raising additional capital for the expansion of its business. The Company has no commitment for any additional capital and no assurances can be given that the Company will be successful in raising any new capital. The Company's inability to raise new capital will have a material adverse effect on the Company's ability to continue to research and develop its proposed products and to market and sell its existing products, and will have a material adverse effect on its operations and financial condition. See "Management's Plan of Operation and Discussion and Analysis -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         For additional information concerning the Company's current financial situation, see "Certain Business Risk Factors - Future Capital Needs and Uncertainty of Additional Funding"; "Certain Business Risk Factors - Ability to Repay Secured Indebtedness; Existing Defaults on Indebtedness"; and "Management's Plan of Operation and Discussion and Analysis - Plan of Operation
- Additional Fund Raising Activities."

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

RESEARCH AND DEVELOPMENT

         The Company spent approximately $984,937 and $805,711 on Company-sponsored research and development activities during its 1998 and 1997 fiscal years, respectively. The Company did not conduct any material customer-sponsored research and development activities during either of those fiscal years.

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

EMPLOYEES

         Genetic Vectors currently has five employees, two of whom are executive officers and all of which are full-time employees. See "Management's Plan of Operation and Discussion and Analysis - Plan of Operation - Changes in the Number of Employees." None of the Company's employees are covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

         The Company has applied for and been granted, on behalf of the University of Miami, patent protection for part of the Technology in the United States and other countries. The patent expires in 2014. Letters Patent Number 246228 has been issued for the Technology in New Zealand. Also, the University of Miami, at Company expense, has filed for and was granted patents under the International Patent Cooperation Treaty, followed by national stage filings in Australia, New Zealand and the European Patent Office. There are currently two United States patents for the Technology.

CERTAIN BUSINESS RISK FACTORS

         The Company is subject to various risks which may have a material adverse effect on its business, financial condition and results of operations. Certain risks are discussed below.

         FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING. The Company had cash and cash equivalents of only $156,054 as of December 31, 1998. Since that time, the Company has raised $1,413,500 from loans and equity investments. The Company is dependent on external capital to finance its business operations and to reach a level of operations sufficient to internally generate the cash flow necessary to sustain its operations. The Company has received informal, nonbinding assurances from a source which has previously provided the Company with external capital that it will assist the Company in raising additional capital for the expansion of its business. The Company has no commitment for any additional capital and no assurance can be given that the Company will be successful in obtaining any additional capital. The Company's inability to raise new capital will have a material adverse effect on the Company's ability to continue to research and develop its proposed products and to market and sell its existing products, and will have a material adverse effect on its operations and financial condition.

         ABILITY TO REPAY SECURED INDEBTEDNESS; EXISTING DEFAULTS ON INDEBTEDNESS. As of November 22, 1999, the Company received a total of $938,500 in loans dating back to November 2, 1998 in seven separate loan transactions. Interest became payable on two of these loans (principal totaling $150,000) on April 1, 1999, on two other loans (principal totaling $288,500) on April 19, 1999 and on another loan (principal totaling $100,000) on June 1, 1999. The Company is in default on these loans for failing to pay the required interest payments. The remaining two loans (principal totaling $400,000) become payable on January 19, 2000. Four of these loans (principal totaling $788,500) are secured by substantially all of the Company's assets. The Company's ability to pay any interest or to repay such loans is completely dependent on the Company's ability to raise additional capital from external sources. The Company's failure to raise such capital and to pay all accrued but unpaid interest and subsequently to repay the loans upon maturity may result in a foreclosure on the Company's assets. This would have a material adverse effect on the Company's business, financial condition and results of operations and would jeopardize the Company's ability to continue as a going concern.

         LIMITED OPERATING HISTORY AND EXPECTATION OF FUTURE LOSSES. The Company was organized in 1991 and since inception has been in the development stage. To date, the Company has generated very limited revenues from the sale of its product. Further, the Company has devoted most of its efforts to various organizational activities, including research and development and the development of a business strategy. From its inception through December 31, 1998, the Company has incurred cumulative losses of approximately $6.1 million. The Company expects to incur substantial losses through the second quarter of 2000 due, in part, to research and development, distributing and marketing its product. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production and marketing or other unforeseen difficulties, which may cause additional losses.

         UNCERTAIN MARKET ACCEPTANCE AND DEPENDENCE ON A LIMITED NUMBER OF PRODUCTS. The Company currently has two products, the Picogram Assay and DNAMAX Kit, and another product line under development, the EasyID product line. As such, the Company is highly dependent on a limited number of products and the Company's long-term success may depend on the market acceptance of these products. Market acceptance of the Company's products will depend, in part, on the Company's ability to demonstrate the superiority of its products with respect to existing techniques, including the products' accuracy, ease of use, reliability and cost-effectiveness and on the effectiveness of the Company's marketing efforts. These efforts have been adversely affected by the Company's working capital shortage. No assurance can be given that the Company will gain market acceptance for its products. Failure to gain market acceptance for either of these product lines will have a material adverse effect on the Company's business, financial condition and results of operations.

         TECHNOLOGICAL UNCERTAINTY AND EARLY STAGE OF PRODUCT DEVELOPMENT. The science and technology of the Picogram Assay, DNAMAX and EasyID are rapidly evolving. Although the Company has conducted limited marketing of its initial product, other proposed products are in the early development stage. These products will require significant further research, development and testing and are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibility that any or all of the proposed products are found to be ineffective, unsafe, or otherwise fail to receive necessary regulatory clearances, if any, that the proposed products, though effective, are uneconomical to market, that third parties hold proprietary rights that preclude the Company from marketing them, or that third parties market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products.

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

         The Company's success is also dependent upon the skills, knowledge, and experience of its scientific and technical personnel. To help protect its rights, the Company has required and plans to continue to require all of its employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and in most cases assignment to the Company of their ideas, developments, discoveries and inventions. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

         DEPENDENCE ON KEY PERSONNEL; INEXPERIENCE OF MANAGEMENT. The Company's ability to successfully manage its growth will substantially depend on its ability to attract and retain additional qualified management personnel. Because of the Company's cash shortage, its ability to attract or retain qualified personnel has been hindered. This cash shortage has caused the Company to pay only one-half of its employees' salaries during portions of December 1998, January 1999, February 1999, April 1999, and for all of March 1999. On April 23, 1999, the Company paid the unpaid salary for some if its employees for the period from December 1998 through April 16, 1999. On December 9, 1998, the Company issued the employees options to purchase an aggregate of 4,393 shares of Common Stock at an exercise price of $5.00 per share or approximately $2.25 less than the closing price on that date. In 1999, the Company repurchased 1,171 options from its employees for an aggregate purchase price of $2,635. The Company has issued stock options to its non-executive employees for accrued and unpaid salaries. Currently, none of the Company's administrative staff has any experience in running a large company or a company whose securities are publicly held, apart from the Company. There can be no assurance that the demands placed on Company personnel by the cash shortage or the growth of the Company's business and the need for close monitoring of the Company's operations and financial performance through appropriate and reliable administrative and accounting procedures and controls will be met, or that the Company will otherwise manage its growth successfully; the failure to do so could have a material adverse affect on the Company's business, results of operations and financial condition. There is significant competition for qualified personnel, and there can be no assurance that the Company will be successful in recruiting, retaining or training the management personnel it requires. The Company has designated Mead M. McCabe, Jr. as its interim principal financial officer. The Company currently has no officer with experience in managing the financial and accounting functions of a publicly-held company.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
----------------------------------------------------------------------

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
---------------------------------------------------------------------------

MARKET INFORMATION

         The Company's shares of common stock, par value $0.001 per share (the "Common Stock"), is traded in the over-the-counter market and is quoted on the Over-the-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "GVEC." Effective November, 15, 1999, the Company was no longer in compliance with the National Association of Securities Dealers, Inc. filing requirements. Accordingly, the letter "E" was appended to the trading symbol. Once the NASD receives notification that the Company complies with the filing requirement, the fifth letter "E" will be removed. Until the Company complies with these filing requirements, the Company's symbol is "GVECE." The following table shows the high and low bid prices for the Common Stock for each quarter within the last two fiscal years(1). The Company's closing price as of November 22, 1999 was $5.0312.


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

HOLDERS OF COMMON STOCK

         As of October 13, 1999, there were approximately 54 holders of record of the Common Stock. The Company believes it has in excess of 450 non-objecting beneficial owners of its Common Stock.

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

         On September 8, 1998, the Company granted warrants to purchase 50,000 shares of Common Stock of the Company at an exercise price of $6.00 per share to a consultant (the "Consultant") to assist the Company to obtain additional financing. These warrants were immediately exercisable. The closing price of the Company's Common Stock on September 8, 1998 was $9.125. This offering was exempt from registration pursuant to Section 4(2) of the Act.

         On November 2, 1998, the Company borrowed $150,000 from two private investors ("Loan No. 1"). The terms of Loan No. 1 provided for an annual interest rate of 12% which will increase 1% for each month that any portion of Loan No. 1 remains unpaid after April 1, 1999, up to the maximum rate permitted by law. Accrued interest is payable monthly beginning on April 1, 1999. The outstanding principal was due on November 2, 1999. The Company also issued to the private investors warrants to purchase 15,000 shares of Common Stock at an exercise price of $6.00 per share. These warrants may be exercised at any time before November 2, 2003. The closing price of the Common Stock on November 2, 1998 was $7.00. The Company is obligated to grant the private investors warrants to purchase an additional 1,250 shares of Common Stock at an exercise price of $6.00 per share on April 1, 1999 and each month thereafter through October 1, 1999 until the loans are repaid in full. On November 1, 1999 and each month thereafter that the loans are outstanding, the Company is obligated to grant the private investors warrants to purchase an additional 2,500 shares of Common Stock at an exercise price of $6.00. The proceeds of these loans have been used by the Company to fund its working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

         In addition, on November 2, 1998, the Company issued to the Consultant warrants to purchase 15,000 shares of Common Stock at an exercise price of $6.00 per share. These warrants are immediately exercisable. This offering was exempt from registration pursuant to Section 4(2) of the Act.


         On January 19, 1999, the Company borrowed $163,500 from a private investor ("Loan No. 2"). The terms of Loan No. 2 provided for an annual interest rate of 12% which will increase 1% for each month that any portion of the loan remains unpaid after January 19, 2000, up to the maximum rate permitted by law. Accrued interest was payable monthly beginning on April 19, 1999. The outstanding principal balance was due on January 19, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.01 per share. These warrants were immediately exercisable. The closing price of the Common Stock on January 19, 1999 was $5.125. The Company is obligated to grant the private investor warrants to purchase 150,000 shares at an exercise price of $5.50 per share upon the repayment of the loan or the closing on the sale of Company securities in an aggregate amount of $1,500,000. Such additional warrants become exercisable on the fifth anniversary of the grant. The proceeds of this loan have already been expended by the Company to fund its working capital needs. This offering was exempt form registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

         On March 9, 1999, the Company borrowed an additional $125,000 ("Loan No. 3") from the same private investor which had made Loan No. 2. The terms of Loan No. 3 provided for an annual interest rate of 12% which will increase 1% for each month that any portion of the loan remains unpaid after January 19, 2000, up to the maximum rate permitted by law. Accrued interest was payable monthly beginning on April 19, 1999. The outstanding principal balance must be repaid by January 19, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.01 per share. These warrants were immediately exercisable. The closing price of the Common Stock on March 9, 1999 was $7.875. Substantially all of the proceeds of this loan have been expended by the Company to fund its working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

         In connection with Loan No. 2 and Loan No. 3, the Company granted warrants to purchase 16,350 shares of Common Stock on January 19, 1999 and 12,500 shares of Common Stock on March 9, 1999 at an exercise price of $5.50 per share to the Consultant for helping the Company to locate the financing. These warrants were immediately exercisable. The closing price of the Common Stock was $5.125 and $7.875 on January 19, 1999 and March 9, 1999, respectively. This offering was exempt from registration pursuant to Section 4(2) of the Act.

         On April 19, 1999, the Company borrowed an additional $100,000 ("Loan No. 4") from a private investor. This loan has an annual interest rate of 12%. Accrued interest was payable quarterly, commencing on June 1, 1999. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 25,000 shares of Common Stock at an exercise price of $3.50 per share. These warrants were immediately exercisable. The closing price of the Common Stock on April 19, 1999 was $6.00. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

         On May 10, 1999, the Company issued 225,000 shares of Common Stock to a private investor in exchange for $225,000. The proceeds from this offering were expended by the Company to fund its working capital needs. The private investor paid $1.00 per share for the 225,000 shares, or $4.75 per share less than the closing price of $5.75 per share on May 10, 1999. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

         On July 16, 1999, the Company issued 400,000 shares of Common Stock to two private investors in exchange for $400,000. The proceeds from this offering were expended by the Company to fund its working capital needs. These private investors paid $1.00 per share for the 400,000 shares, or $4.75 per share less than the closing price of $5.75 per share on July 16, 1999. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

         On October 6, 1999, the Company borrowed an additional $200,000 ("Loan No. 4") from a private investor. The loan has an annual interest rate of 12%, accrued interest was payable quarterly, commencing January 19, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 80,000 shares of common stock at an exercise price of $.01 per share. These warrants were immediately exercisable. The closing price of the common stock on October 7, 1999 was $5.75. In addition, if $1.5 million is subsequently raised or the loan is paid back, the Company will issue warrants to purchase 150,000 shares of common stock at an exercise price of $3.00 per share. In connection with this loan, the Company granted warrants to purchase 20,000 shares of common stock on October 7, 1999 at an exercise price of $3.00 per share to the Consultant for helping the Company locate the financing. These warrants were exercisable immediately. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

         On November 19, 1999, the Company borrowed an additional $200,000 ("Loan No. 5") from a private investor. The loan has an annual interest rate of 12%, accrued interest was payable quarterly, commencing January 19, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 80,000 shares of common stock at an exercise price of $.01 per share. These warrants were immediately exercisable. The closing price of the common stock on November 19, 1999 was $6.00. In addition, if $1.5 million is subsequently raised or the loan is paid back, the Company will issue warrants to purchase 150,000 shares of common stock at an exercise price of $3.00 per share. In connection with this loan, the Company granted warrants to purchase 20,000 shares of Common Stock on November 19, 1999 at an exercise price of $3.00 per share to the Consultant for helping the Company locate the financing. These warrants were exercisable immediately. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

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

             (iv)   Securities sold (all sold for account of the issuer):


                                             AGGREGATE
                                              OFFERING
                                              PRICE OF                 AGGREGATE
                                   AMOUNT       AMOUNT   AMOUNT   OFFERING PRICE
TITLE                          REGISTERED   REGISTERED     SOLD   OF AMOUNT SOLD
--------------------------------------------------------------------------------

1.  Common Stock                575,000     $5,750,000   $575,000    $5,750,000
2.  Common Stock pursuant to
    Underwriter Warrants         50,000       $750,000      - 0 -         - 0 -
3.  Underwriter Warrants         50,000            500     50,000           500


             (v)    Underwriting Discounts and Commissions:            $517,500

                    Finder's Fees:                                        - 0 -

                    Expenses Paid for Underwriters:                     217,139

                    Other Expenses:                                     445,610
                                                                      ---------

                          Total Expenses:                            $1,180,249

             (vi)   Net Proceeds of Offering Before Refunds:         $4,569,751

                    Refund of Offering Costs:                            19,257
                                                                      ---------

                    Net Proceeds of Offering:                        $4,589,008

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

PLAN OF OPERATION

         ADDITIONAL FUND RAISING ACTIVITIES. The Company is dependent on external capital to finance its business operations. Such external capital will also be necessary for the Company's operations to reach a level in which it may internally generate the cash flow necessary to sustain its operations. The Company's inability to raise new capital will have a material adverse effect on the Company's ability to continue to research and develop its proposed products and to market and sell its existing products, and will have a material adverse effect on its operations and financial condition. The plan of operation described in this Annual Report assumes that the Company will be successful in raising additional capital. The failure to raise additional capital will, among other things, cause deviations from the plan of operation described in this Annual Report.

         SUMMARY OF ANTICIPATED PRODUCT RESEARCH AND DEVELOPMENT. Subject to the qualifications above, the Company will continue its product research and development and continue to implement what the Company believes to be a feasible plan for product development. The Company is outsourcing production of theEpiDNA Picogram Assay Kit and manufacturing its second product the DNAMAX kit in house. The major components of the plan of operations are as follows:

2000     o     Continued  research  in  applications of Genetic Vectors' nucleic acid labeling technology.

         o     Continuation   of  EasyID  DNA  probe  product   development  for
               diagnostic uses in certain clinical diagnostic and food and beverages markets.

         o Completion of first DNA labeling product for test marketing in the molecular biology research market.

         o Research in the application of automated techniquest of DNA analysis for EpiDNA.

         SIGNIFICANT  PLANT  OR  EQUIPMENT  PURCHASES.   The  Company  does  not
currently anticipate any significant plant or equipment purchases during the next twelve months.

         CHANGES IN THE NUMBER OF EMPLOYEES. The Company currently has five employees. The Company does not anticipate hiring any additional personnel during the remainder of 1999. If the Company is successful in raising significant new capital, then the Company anticipates hiring fifteen new employees in 2000 in connection with its research and development and product development plan. The Company believes that these personnel will be adequate to accomplish the tasks set forth in its plan.

PROPOSED PERSONNEL ADDITION PLAN                            2000

MANAGEMENT

     Executive Personnel                                        2
     Administrative Personnel                                   1
     Director - Sales and Marketing                             1
     Salespersons                                               6
     Technical Info/Inside Sales                                2
     Scientific Supervisors                                     1
     Technicians                                                2
                                                            -----

TOTAL PROPOSED NEW EMPLOYEES                                   15
                                                            =====
TOTAL EMPLOYEES AT END OF YEAR                                 20
                                                            =====


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

         General, selling and administation expenses for 1998 were approximately the same as in 1997.

         Interest income for 1998 decreased by $136,969 because the Company had less cash invested during 1998 than in 1997. Interest income was attributable to interest earned on certificates of deposit and money market accounts which represented the investment of the net proceeds of the Company's IPO and proceeds from the issuance of debentures.

         LIQUIDITY AND CAPITAL RESOURCES. The Company had cash and cash equivalents of $2,102,467 at the beginning of 1998, consisting primarily of the net proceeds received by the Company in the IPO. The cash used by the Company in operating activities in 1998 aggregated $2,125,437. This was largely attributable to research and development and general and administrative expenses. The Company's net cash used in investing activities aggregated $64,606 during 1998, consisting mainly of purchases of laboratory and office equipment.

         As discussed throughout this Annual Report, the Company has experienced extreme cash shortages since the end of November 1998 through the date of this Annual Report. See "Management's Plan of Operation and Discussion and Analysis -- Plan of Operation - Additional Fund Raising Activities." As of December 31, 1998, the Company had total stockholders' equity of $563,575 and had short-term debt of $150,000. The Company had $109,924 in cash and cash equivalents as of December 31, 1998. Since that time, the Company has raised $1,413,500 from loans and equity investments. In connection with these transactions, warrants were issued which will result in substantial non-cash financing costs during the balance of 1999 and 2000. The Company is dependent on external capital to finance its business operations. Such external capital will also be necessary for the Company's operations to reach a level where it may internally generate the cash flow necessary to sustain operations. The Company has received informal, nonbinding assurances from a source which has previously provided the Company with external capital that it will assist the Company in raising additional capital for the expansion of its business. See "Management's Plan of Operation and Discussion and Analysis -- Plan of Operation" and " -- Going Concern Opinion." The Company has no commitments for additional capital and no assurances can be given that the Company will be able to raise any such capital.

         GOING CONCERN OPINION. The Company's independent public accountants have added an explanatory paragraph to their audit opinion issued in connection with the 1998 financial statements which states that the Company's dependence on outside financing and losses since inception raise substantial doubt about its ability to continue as a going concern.

         YEAR 2000 COMPUTER ISSUES. Computer programs have typically abbreviated dates by eliminating the first two digits of the year under the assumption that these two digits would be 19. As the year 2000 approaches, these systems may not be able to recognize current dates which may cause computer system failure or miscalculations by computer programs. The Company believes it will not be materially affected by the Year 2000 problem. The Company's conclusion is based on a survey of the computer equipment currently in use by the Company. All such equipment was acquired by the Company within the last two years and was Year-2000-compliant when acquired. The Company has not expended a material amount of costs in this assessment. Moreover, the Company remains largely a research and development company and therefore its exposure to the Year 2000 problems of its customers and suppliers is minimal. However, the Company is exposed to the risk that one or more of its suppliers could experience Year 2000 problems that may impact their ability to supply materials to the Company. To date, the Company is not aware of any Year 2000 problems of its suppliers that would have a material adverse impact on the Company's operations. Nonetheless, the inability of suppliers to convert their computer systems to avoid any Year 2000 problems could jeopardize the supply of materials to the Company and therefore have a material adverse effect on the Company's operations. The effect of non-compliance by suppliers is not determinable at this time. The Company's Year 2000 risks are considered minimal and no contingency plans are believed to be necessary. As a result, the Company believes the potential consequences of Year-2000 problems will not have a material effect on the Company.

         POTENTIAL ACQUISITION OF DNA SCIENCES. On October 4, 1999, the Company entered into a non-binding letter of intent to acquire DNA Sciences, Inc., a California corporation ("DNA Sciences"). If consummated, the transaction will be structured as a merger of DNA Sciences with and into the Company. In the merger, the shareholders of DNA Sciences will receive 450,000 shares of common stock of the Company. The shareholders of DNA Sciences will also have the ability to nominate one director to the Company's Board of Directors. The Company expects to consummate this transaction prior to December 31, 1999.

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

         NEW FASB PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in operations in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

ITEM 7.           FINANCIAL STATEMENTS.
---------------------------------------


                                                GENETIC VECTORS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)







                                                            Financial Statements
                                           Year Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------
                                                GENETIC VECTORS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                                             CONTENTS

--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

          Report of Independent Certified Public Accountants                  26

          Balance  sheet                                                      27

          Statements of Operations                                            28

          Statements  of  Stockholders'  Equity  (Deficit)                 29-30

          Statements of Cash Flows                                            31

          Notes to Financial Statements                                    32-51

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Genetic Vectors, Inc.
(A Development stage Company)

We have audited the accompanying balance sheet of Genetic Vectors, Inc. (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1998 and the cumulative period from January 1, 1992 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genetic Vectors, Inc., (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 and the cumulative period from January 1, 1992 (inception) through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's dependence on outside financing and losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ BDO SEIDMAN, LLP
                                   --------------------------------
                                   BDO Seidman, LLP
Miami, Florida
March 30, 1999, except for
Notes 4 and 11 which are as of
November 19, 1999

--------------------------------------------------------------------------------
                                                         GENETIC  VECTORS,  INC.
                                                  (A DEVELOPMENT  STAGE COMPANY)


                                                                   BALANCE SHEET

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
---------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 2, 6, 9 and 11)
---------------------------------------------------------------------------------------------

Stockholders' Equity (Notes 8 and 10)
     Common stock, $.001 par value, 10,000,000 shares authorized,
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

--------------------------------------------------------------------------------
                                                         GENETIC  VECTORS,  INC.
                                                  (A DEVELOPMENT  STAGE COMPANY)

                                                        STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                        CUMULATIVE FROM
                                        JANUARY 1, 1992
                                            (INCEPTION)              FOR THE              FOR THE
                                                THROUGH           YEAR ENDED           YEAR ENDED
                                           DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                   1998                 1998                 1997
--------------------------------------------------------------------------------------------------

REVENUE:
     Sales                              $        50,535      $        11,275         $     39,260
     Grant revenue                              149,147               35,897               64,000

--------------------------------------------------------------------------------------------------

Total revenue                                   199,682               47,172              103,260
--------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Selling, general and administrative      3,855,641            1,574,082            1,573,534
     Research and development                 2,538,098              984,937              805,711
     Depreciation and amortization              187,867              125,427               55,505
--------------------------------------------------------------------------------------------------

Total expenses                                6,581,606            2,684,446            2,434,750
--------------------------------------------------------------------------------------------------

INTEREST                                        268,479               61,807              198,776
--------------------------------------------------------------------------------------------------


Net loss (Note 7)                       $    (6,113,445)     $    (2,575,467)        $ (2,132,714)
--------------------------------------------------------------------------------------------------

Weighted average common shares
     outstanding (Note 8)                                          2,344,696            2,339,634
--------------------------------------------------------------------------------------------------

Net loss per common share - basic and
diluted                                                      $         (1.10)        $       (.91)

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

Exercise of Stock Options, at $5.00
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

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                   Cumulative from
                                                                   January 1, 1992             For the            For the
                                                               (inception) through          year ended         year ended
                                                                      December 31,        December 31,       December 31,
                                                                              1998                1998               1997
----------------------------------------------------------------------------------------------------------------------------
Operating Activities:
   Net loss                                                  $          (6,113,445)      $  (2,575,467)     $  (2,132,714)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization                                       187,867             125,427             55,505
       Amortization of loan costs                                           18,525              18,525                  -
       Write-off  of acquired technology                                    71,250                   -             15,000
       Consulting services provided for common stock                         6,000               6,000                  -
       Stock options and warrants granted for services                     340,572             340,572                  -
       (Increase) in accounts receivable                                    (3,620)             (3,620)                 -
       (Increase) in inventory                                             (13,500)            (13,500)                 -
       (Increase) in prepaid expenses                                      (22,852)            (22,852)                 -
       (Increase) in restricted cash equivalents                           (46,130)            (46,130)                 -
       Increase (decrease) in accounts payable
         and accrued liabilities                                           332,973             (45,608)            19,015
----------------------------------------------------------------------------------------------------------------------------

Total adjustments                                                          871,085             450,030             89,520
----------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                   (5,242,360)         (2,125,437)        (2,043,194)
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of equipment and improvements                                 (565,977)            (63,240)          (478,557)
   Patent costs and license agreement                                     (261,964)             (1,366)          (105,247)
----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                     (827,941)            (64,606)          (583,804)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Increase due to parent                                                  413,518                   -                  -
   Proceeds from note payable                                              185,000             150,000                  -
   Payment on notes payable                                                (35,000)                  -             (35,000)
   Net proceeds from issuance of common stock and exercise of options    5,097,450              47,500                  -
   Capital contribution                                                    500,000                   -                  -
   Offering refund                                                          25,500                   -             25,500
   Offering costs                                                           (6,243)                  -             (6,243)
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                      6,180,225             197,500            (15,743)
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       109,924          (1,992,543)        (2,642,741)
Cash and cash equivalents at beginning of period                                 -           2,102,467          4,745,208
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $             109,924       $     109,924      $   2,102,467
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
   Warrants issued in connection with loan financing         $             111,150       $     111,150      $           -
   Conversion of due to parent in exchange for stock         $             413,518       $           -      $           -
   Conversion of accrued wages for stock                     $             132,822       $           -      $           -
   Cash paid for interest                                    $                   -       $           -      $           -
   Cash paid for income taxes                                $                   -       $           -      $           -
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

                              The Company continually evaluates the carrying value of its patents and license agreement. Impairments are recognized when the expected

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              common shares outstanding during the year.

                              The Company's potential issuable shares of common stock pursuant to outstanding stock purchase options and warrants are excluded from the Company's diluted computation for each of the periods presented as their effect would be antidi-lutive to the Company's net loss.

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

                              Recent Accounting Pronouncements
                              --------------------------------

                              In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



                              in operations in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                              Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

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

                              Subsequent to December 31, 1998, the Company has raised $1,413,500 from loans and equity investments. The Company is in the process of negotiating a private placement of securities of $1.5 million which it hopes to complete by January 31, 2000 and a secondary public offering of securities of $10.0 million which it hopes to complete by March 31, 2000. There can be no assurance that the Company will be successful in consummating its plans, or that such plans, if consummated, will enable the Company to attain profitable operations or continue as a going concern.

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
                              --------------------------------------------------


4.      NOTES PAYABLE         In  November  1998, the Company obtained financing
                              from  two  private   investors   of  $100,000  and
                              $50,000,   respectively.   These  unsecured  notes
                              payable,   are     due  at the earlier of November
                              1999  or  the  closing  of  a  public  or  private
                              placement of equity securities with gross proceeds
                              to the Company of $3,000,000, bear simple interest
                              at 12% annually, payable quarterly beginning April
                              1,  1999,  with 1%  increases  per  month for each
                              month  that  any  portion  of  the  note   remains
                              outstanding after April 1, 1999. In the event that the Company does not make the principal payments as stated, the holder is entitled to receive 1,250 warrants to purchase shares of common stock of the Company at $6.00 per share, for each month that the amounts due remains unpaid through October
                              1999 and 2,500 warrants per month thereafter.  The
                              Company was in compliance with the terms and covenants of the notes at December 31, 1998.

                              The Company is currently in default of this loan for failing to pay the required principal and interest.

                              In connection with these notes payables, an aggregate of 31,000 warrants to purchase shares of common stock of the Company at $6.00 per share

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              were issued to the two lenders and consultant in connection with obtaining the financing, respectively. Such warrants expire in 2003. The fair value of such warrants amounting to $111,150 was estimated using the Black Scholes option pricing model, and are shown in the balance sheet as deferred loan costs, net of accumulated amortization of $18,525. In addition, the consultant was paid a $12,000 success fee for obtaining the financing.

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

                              Realization of any portion of the approximate $2,200,000 deferred federal tax asset at December 31, 1998, resulting from the utilization of the NOL, is considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount of such asset.

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

                           m) In December of 1998, the Company granted five year
                              options, which vest two months after the grant date, to purchase 4,393 shares of common stock at $5.00 per share to seven employees of the Company in lieu of 50% pay for two pay periods. The fair value of such options relating to 1998 amounting to $8,072 was charged to operations during the period ended December 31, 1998. In 1999, the
                              Company has repurchased 1,171 options for a purchase price of $2,635. The Company intends to repurchase the remaining options by the end of April.

                           n) The  following  reconciles  the  components of the
                              earnings per share (EPS) computation:


FOR THE YEARS ENDED DECEMBER 31,                                       1998                                     1997
-----------------------------------------------------------------------------------------------------------------------
                                                                       PER-                                     PER-
                                            LOSS          SHARES      SHARE           LOSS           SHARE     SHARE
                                     (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)    AMOUNT
-----------------------------------------------------------------------------------------------------------------------

Loss per common share - basic:     $  (2,575,467)      2,344,696  $   (1.10)  $ (2,132,714)      2,339,634    $ (.91)

Effect of Dilutive Securities
   Options                                     -               -          -              -               -         -
   Warrants                                    -               -          -              -               -         -
Loss per common share - assuming
   dilution:                       $  (2,575,467)      2,344,696  $   (1.10)  $ (2,132,714)      2,339,634    $ (.91)
-----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

                           b) In 1994,  the Company  entered  into an  agreement
                              with an investment firm whereby the investment firm assisted the Company in obtaining $135,000 in funding through its former parent. In consideration for these services, the Company will pay to the investment firm 5% of sales until five years from the date of the agreement have passed or the cumulative payments total $50,000, whichever occurs first. During 1997, the agreement was assigned to a firm affiliated with the Company's underwriter. No payments were made through December 31, 1998.

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

                           e) Minimum guaranteed lease payments under this lease
                              are as follows:

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------




                              YEAR ENDING DECEMBER 31,                 AMOUNT
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

--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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
                              ---------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



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



11.     SUBSEQUENT            On  January  19,   1999,   the  Company   obtained
        EVENTS                additional  financing  from a private  investor in
                              the amount of $163,500.  This note payable,  which
                              is due on the  earlier of one year or the  closing
                              of a private  placement of equity  securities with
                              net proceeds to the Company of  $1,500,000,  bears
                              interest  at 12%,  payable  quarterly  in  arrears
                              beginning on April 19, 1999, with 1% increases per
                              month for each month that any  portion of the note
                              remains outstanding after January 19, 2000, and is
                              collateralized  by substantially all of the assets
                              of the  Company.  In  connection  with  this  note
                              payable,  50,000 non-expiring warrants to purchase
                              common  shares  at  $0.01  per  share  and  16,350
                              non-expiring warrants to purchase common shares at
                              $5.50 per share  were  issued  to the  lender  and
                              consultant    in    obtaining    the    financing,
                              respectively. In addition, a $13,000 success fee was paid to the consultant in connection with obtaining the financing.

                              On March 9, 1999, the private investor noted above provided the Company with additional financing in the amount of $125,000. This note payable, which expires at the earlier of one year or the closing of a private placement of equity securities with net proceeds to the Company of $1,500,000, bears interest at 12%, payable quarterly in arrears beginning April 1999, with 1% increases per month for each month that any portion of the note remains outstanding after January 19, 2000. The

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              note is collateralized with a first security interest to substantially all of the assets of the Company. In connection with this notes payable, 50,000 non-expiring warrants to purchase common shares at $0.01 per share and 12,500 non-expiring warrants to purchase common shares at $5.50 per share were issued to the lender and consultant in obtaining the financing, respectively. In addition, a $10,000 success fee was paid to the consultant in connection with obtaining the financing.

                              On April 19, 1999, the Company borrowed $100,000 from a private investor. The note is due upon the earlier of one year or the closing of a private placement of securities with gross proceeds from the Company of $2 million. The note accrues interest at 12% per year. Accrued interest is paid quarterly, commencing on June 1, 1999. The note is secured by substantially all the Company's assets. The private investor received warrants to purchase 25,000 shares of Common Stock from the Company at $3.50 per share,

                              On May 10, 1999, the Company issued 225,000 shares of Common Stock to a private investor in exchange for $225,000. The proceeds from this offering were completely expended by June 30, 1999. The private investor paid $1.00 per share for the 225,000 shares, or $4.75 per share less than the closing price of $5.75 per share on May 10, 1999.

                              On July 16, 1999, the Company issued 400,000 shares of Common Stock to two private investors in exchange for $400,000. The proceeds from this offering were completely expended by October, 1999. These private investors paid $1.00 per share for the 400,000 shares, or $4.75 per share less than the closing price of $5.75 per share on July 16, 1999.

                              On October 4, 1999, the Company entered into a non-binding letter of intent to acquire DNA Sciences, Inc., a California corporation ("DNA Sciences"). If consummated, the transaction will be structured as a merger of DNA Sciences with and into the Company. In the merger, the shareholders of DNA Sciences will receive 450,000 shares of common stock of the Company. The shareholders of DNA Sciences will also have the ability to nominate one director to the Company's Board of Directors. The Company expects to consummate this transaction prior to December 31, 1999.

                              On October 6, 1999, the Company borrowed an additional $200,000 from a private investor. The loan is due on January 19, 2000 and has an annual interest rate of 12% with accrued interest payable quarterly, comencing January 19, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 80,000 shares of common stock at an exercise price of $.01 per share. These warrants are immediately exercisable. The closing price of the common stock on October 7, 1999 was $5.75. In addition, if $1.5 million is subsequently raised or the loan is paid back, the

--------------------------------------------------------------------------------
                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              Company will issue warrants to purchase 150,000 shares of common stock at an exercise price of $3.00 per share. In connection with this loan, the Company granted warrants to purchase 20,000 shares common stock on October 7, 1999 at an exercise price of $3.00 per share to a consultant for helping the Company locate the financing. These
                              warrants   are   exercisable   immediately.

                              Effective November 15, 1999, the Company was no longer in compliance with the National Association of Securities Dealers, Inc. (NASD(R)) filing requirements. Accordingly, the letter "E" was appended to the trading symbol. Once the NASD receives notification that the Company complies with the filing requirements, the fifth character "E" will be removed. The Company expects to be compliant in the near future.

                              On November 19, 1999, the Company borrowed an additional $200,000 from a private investor. The loan has an annual interest rate of 12%, accrued interest is payable quarterly, commencing January 19, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 80,000 shares of common stock at an exercise price of $.01 per share. These warrants are immediately exercisable. The closing price of the common stock on November 19, 1999 was $6.00. In addition, if $1.5 million is subsequently raised or the loan is paid back, the Company will issue warrants to purchase 150,000 shares of common stock at an exercise price of $3.00 per share. In connection with this loan, the Company granted warrants to purchase 20,000 shares of common stock on November 19, 1999 at an exercise price of $3.00 per share to a consultant for helping the Company locate the financing. These warrants are exercisable immediately.

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

         RESIGNATIONS OF DIRECTORS. Allyn L. Golub and James A. Joyce resigned from the Company's Board of Directors on December 4, 1998, and March 5, 1999, respectively. The Company has not filled the two vacancies on the Board of Directors caused by the resignations of Dr. Golub and Mr. Joyce.

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

EXECUTIVE COMPENSATION

         The following table shows all the cash compensation paid by the Company as well as certain other compensation paid or accrued, during the years ended December 31, 1998, 1997, and 1996 to Mead M. McCabe, Jr., President and Chief Executive Officer of the Company, and Mead M. McCabe, Sr., Ph.D., Chairman of the Company. No restricted stock awards, long-term incentive plan payouts or other types of compensation other than the compensation identified in the chart below were paid to Mr. McCabe, Jr. or Dr. McCabe during years 1998, 1997, and 1996. No other executive officer of the Company earned a total annual salary and bonus for any of these years in excess of $100,000. The summary compensation table which follows includes all payments to Mr. McCabe and Dr. McCabe for years 1998, 1997, and 1996.


                                  ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                  -------------------              ----------------------
                                                                            AWARDS              PAYOUTS
                                                                            ------              -------

                                                                                SECURITIES
                                                                   RESTRICTED   UNDERLYING
                                                    OTHER ANNUAL      STOCK       OPTIONS/       LTIP         ALL OTHER
NAME AND PRINCIPAL             SALARY     BONUS     COMPENSATION    AWARD(S)        SARS       PAYOUTS ($)   COMPENSATION
POSITION                YEAR      ($)       ($)         ($)            ($)          (#)                          ($)
---------------------- ------- ---------- -------- --------------- ------------ ------------- ------------ ----------------
Mead M. McCabe, Sr.,    1998   $125,000     -0-         -0-            -0-          -0-           -0-            -0-
Ph.D., Chairman of
the Board of
Directors

                        1997   $125,000     -0-         -0-            -0-          -0-           -0-            -0-

                        1996   $125,000     -0-         -0-            -0-       100,000(1)       -0-            -0-

Mead M. McCabe, Jr.,    1998   $73,558      -0-         -0-            -0-          -0-           -0-            -0-
President, Chief
Executive Officer and   1997   $75,866      -0-         -0-            -0-          -0-           -0-            -0-
Director
                        1996   $25,817      -0-         -0-            -0-        75,000(2)       -0-            -0-

-----------------


(1) These options were granted on August 15, 1996, and have an exercise price of $12.00 per share. These options vest in equal increments over a three year period. All of these grants are for options to purchase Common Stock. No SAR's were granted.

(2) These options were granted on August 15, 1996, and have an exercise price of $12.00 per share. These options vest in equal increments over a three year period. All of these grants are for options to purchase Common Stock. No SARs were granted.

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTIONS/SAR VALUES(1)


                                                      Number of Securities       Value of Unexercised
                          Shares                      Underlying Unexercised       In-the-Money
                       Acquired on        Value       Options/SAR's at Fiscal    Options/SAR's at
               Name      Exercise     Realized ($)            Year End            Fiscal Year End
------------------------------------------------------------------------------------------------------
Mead M. McCabe, Sr.        -0-            -0-         Exercisable:    100,000             -0-
Mead M. McCabe, Jr.        -0-            -0-         Exercisable:     75,000             -0-

-----------------

(1) These grants represent options to purchase Common Stock. No SAR's have been granted.
(2) None of these  options  were  in-the-money  as of December 31, 1998.


Employment Agreements

Effective June 1, 1999, the Company and Mead M. McCabe, Jr. entered into a new employment agreement pursuant to which Mr. McCabe will serve as the President and Chief Executive Officer of the Company. The agreement has a three year term and pays Mr. McCabe a base salary of $125,000, plus annual cost of living adjustments and other increases to be determined by the Board of Directors. Mr. McCabe also receives a monthly automobile allowance of $750.00. Mr. McCabe was granted options to purchase 10,000 shares of common stock at an exercise price of $5.75 per share. These options are immediately exercisable. In addition, Mr. McCabe is entitled to an annual bonus in an amount to be determined by the Board of Directors. The Agreement further provides that Mr. McCabe will devote his full working time and efforts to the business and affairs of the Company. The agreement also provides that upon termination of employment without "cause" or termination by the executive for "good reason" (which includes a change of control), the executive is entitled to receive, in addition to all accrued or earned but unpaid salary, bonus or benefits, an amount equal to two times the compensation such executive would be entitled to receive in the then current fiscal year, including base salary and incentive bonus compensation. For the purposes of the employment agreement, the amount of incentive bonus compensation such executive would be entitled to receive in the then current fiscal year is equal to the largest amount accrued for any of the two most recently completed fiscal years. The agreement also provides that the executive will not compete with the Company during his employment and for one year thereafter.

Effective June 1, 1999, the Company and Mead M. McCabe, Sr. entered into a new employment agreement pursuant to which Dr. McCabe will serve as the Chairman of the Board of Directors of the Company. The agreement has a three year term and pays Dr. McCabe a base salary of $132,750, plus annual cost of living adjustments and other increases to be determined by the Board of Directors. Dr. McCabe also receives a monthly automobile allowance of $750.00. Dr. McCabe was granted options to purchase 10,000 shares of common stock at an exercise price of $5.75 per share. These options are immediately exercisable. In addition, Dr. McCabe is entitled to an annual bonus in an amount to be determined by the Board of Directors. The Agreement further provides that Dr. McCabe will devote his full working time and efforts to the business and affairs of the Company. The agreement also provides that upon termination of employment without "cause" or termination by the executive for "good reason" (which includes a change of control), the executive is entitled to receive, in addition to all accrued or earned but unpaid salary, bonus or benefits, an amount equal to two times the compensation such executive would be entitled to receive in the then current fiscal year, including base salary and incentive bonus compensation. For the purposes of the employment agreement, the amount of incentive bonus compensation such executive would be entitled to receive in the then current fiscal year is equal to the largest amount accrued for any of the two most recently completed fiscal years. The agreement also provides that the executive will not compete with the Company during his employment and for one year thereafter.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The following table sets forth, as of November 22, 1999, information with respect to the beneficial ownership of the Company's Common Stock by (i) persons known by the Company to beneficially own more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                      COMMON STOCK
                                                  BENEFICIALLY OWNED (1)
                                                  ----------------------
NAME/ADDRESS                               NUMBER               PERCENT
------------                               ------               -------

Mead M. McCabe, Sr. And..............      259,833(2)            8.73%(2)
Marigrace McCabe (jointly)
12901 SW 63rd Ct.
Miami, FL 33156

Mead M. McCabe, Sr. .................        1,000(2)            0.03%(2)
12901 SW 63rd Ct.
Miami, FL 33156

Mead M. McCabe, Jr...................      186,960(2)            6.28%(2)
5201 N.W. 77th Avenue
Suite 100
Miami, Florida 33133

Nyer Medical Group                         870,215(2),(3)       29.25%(2),(3)
1292 Hammond St.
Bangor, ME 04401

James A. Joyce.......................       65,500(7)            2.20%(7)
7825 Bay Avenue, Suite 200
La Jolla, California  92037

Jack W. Fell, Jr., Ph.D..............        5,000(1),(6)        0.17%(1),(6)
University of Miami-RSMAS
4600 Rickenbacker Causeway
Key Biscayne, Florida 33149

Allyn L. Golub, Ph.D.................        5,000(1),(6),(7)   0.17%(1),(6),(7)
10320 USA Today Way
Miramar, Florida  33025

Mark E. Burroughs....................        5,000(1),(6)        0.17%(1),(6)
4523-C Edwards Mills Road
Raleigh, North Carolina 27612

All directors and executive officers
as a group(4)(5)(6)..................      528,293              17.76%

---------------------------

(1) Applicable percentage of ownership is based on 2,974,843 shares of Common Stock outstanding as of November 22, 1999 together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of November 22, 1999 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The Common Stock is the only outstanding class of equity securities of the Company.

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

(4)  Six (6) persons, including Mr. Joyce and Dr. Golub.

(5)  Includes    275,500  shares  which may be  acquired  upon the  exercise  of presently exercisable stock options.

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

   10.6     Stock Option  Addendum to  Employment         Incorporated  by reference to
            Agreement  dated  August 15, 1996  between    Exhibit No. 10.7 to the Registration Statement.
            Mead M. McCabe, Jr. and the Company

   10.7     Consulting Agreement dated June 19, 1996      Incorporated by reference to Exhibit No.
            between James A. Joyce and the Company        10.10 to the Registration Statement.

   10.8     Letter Agreement dated December 16, 1994      Incorporated by reference to Exhibit No.
            among Nyer Medical Group, Inc., the           10.11 to the Registration Statement.
            Company, Mead M. McCabe, Sr. And Mead M.
            McCabe, Jr.

  10.9      Investors  Finders  Agreement  dated          Incorporated  by  reference to
            June 9, 1994 among Nyer  Medical  Group,      Exhibit  No.  10.12 to the Registration Statement.
            Inc., and the Company and Gulf American
            Trading Company

  10.10     Industrial Real Estate Lease dated June 12,   Incorporated  by reference  to
            1997 among the Company and Jetex Group, Inc.  Exhibit No. 10.13 to the Company's
                                                          Quarterly Report on Form 10-QSB for the
                                                          Quarter ended June 30, 1997

  10.11     Letter from University of Miami dated April   Incorporated by reference to
            8, 1998                                       Exhibit No. 10.12 to the Company's Annual
                                                          Report on Form 10-KSB for the Year Ended
                                                          December 31, 1997

  10.12     Promissory Note dated as of November 2,       Incorporated by reference to Exhibit No. 10.13 to
            1998 in the Original Principal Amount of      the Company's Annual Report on Form 10-KSB for the
            $50,000 given by the Company to Ms.           year ended December 31, 1998
            Patricia A. Gionone




  10.13     Common Stock Purchase Warrant No. W-2 dated   Incorporated  by  reference to Exhibit No. 10.14 to
            as of November 2, 1998 granted by the         the Company's  Annual Report on Form 10-KSB for the
            Company to Ms. Patricia A. Gionone            year ended December 31, 1998

  10.14     Promissory  Note dated as of November 2,      Incorporated  by  reference to Exhibit No. 10.15 to
            1998 in the Original  Principal  Amount of    the Company's  Annual Report on Form 10-KSB for the
            $100,000 given by the Company to Jerome P.    year ended December 31, 1998
            Seiden Irrevocable Trust Dated April 22,
            1998

  10.15     Common Stock Purchase Warrant No. W-1 dated   Incorporated  by  reference to Exhibit No. 10.16 to
            as of November 2, 1998 granted by the         the Company's  Annual Report on Form 10-KSB for the
            Company to Jerome P. Seiden Irrevocable       year ended December 31, 1998
            Trust Dated April 22, 1998

  10.16     Common Stock Purchase Warrant No. W-5 dated   Incorporated  by  reference to Exhibit No. 10.17 to
            as of September  3, 1998  granted by the      the Company's  Annual Report on Form 10-KSB for the
            Company to  Sterling  Technology Partners,    year ended December 31, 1998
            Ltd.

  10.17     Common Stock Purchase Warrant No. W-4 dated   Incorporated  by  reference to Exhibit No. 10.18 to
            as of January  19,  1999  granted by the      the Company's  Annual Report on Form 10-KSB for the
            Company to Sterling Technology Partners,      year ended December 31, 1998
            Ltd.

  10.18     Common Stock Purchase Warrant No. W-7 dated   Incorporated  by  reference to Exhibit No. 10.19 to
            as of March  9,  1999  granted  by  the       the Company's  Annual Report on Form 10-KSB for the
            Company  to  Sterling  Technology Partners,   year ended December 31, 1998
            Ltd.

  10.19     Common Stock Purchase Warrant No. W-3 dated   Incorporated  by  reference to Exhibit No. 10.20 to
            as of January 19, 1999 granted by the         the Company's  Annual Report on Form 10-KSB for the
            Company to Capital Research, Ltd.             year ended December 31, 1998

  10.20     Promissory  Note dated as of January 19,      Incorporated  by  reference to Exhibit No. 10.21 to
            1999 in the Original  Principal  Amount       the Company's  Annual Report on Form 10-KSB for the
            of $163,500  given by the Company to          year ended December 31, 1998
            Capital Research, Ltd.

  10.21     Pledge and Security  Agreement dated as of    Incorporated  by  reference to Exhibit No. 10.22 to
            January 19, 1999 between the Company and      the Company's  Annual Report on Form 10-KSB for the
            Capital Research, Ltd.                        year ended December 31, 1998

  10.22     Registration  Rights Agreement dated as of    Incorporated  by  reference to Exhibit No. 10.23 to
            January 19, 1999 between the Company and      the Company's  Annual Report on Form 10-KSB for the
            Capital Research, Ltd.                        year ended December 31, 1998

  10.23     Promissory  Note dated as of March 9, 1999    Incorporated  by  reference to Exhibit No. 10.24 to
            in the Original  Principal  Amount  of        the Company's  Annual Report on Form 10-KSB for the
            $125,000  given by the  Company  to           year ended December 31, 1998
            Capital Research, Ltd.

  10.24     Common Stock Purchase Warrant No. W-6 dated   Incorporated  by  reference to Exhibit No. 10.25 to
            as of March 9, 1999 granted by the Company    the Company's  Annual Report on Form 10-KSB for the
            to Capital Research, Ltd.                     year ended December 31, 1998

  10.25     Registration Rights Agreement dated as of     Incorporated  by  reference to Exhibit No. 10.26 to
            March 9, 1999 between the Company and         the Company's  Annual Report on Form 10-KSB for the
            Capital Research, Ltd.                        year ended December 31, 1998

  10.26     Executive Employment Agreement, together      Provided herewith
            with stock Options Addendum, dated as of
            June 1, 1999 between Mead M. McCabe, Jr.
            and the Company

  10.27     Executive Employment Agreement, together      Provided herewith
            with stock Options Addendum, dated as of
            June 1, 1999 between Mead M. McCabe, Sr.
            and the Company

  11.       Statement re:  computation of earnings        Not applicable

  18.       Letter on change in accounting principles     Not applicable

  21.       Subsidiaries of the Registrant                Incorporated  by  reference to Exhibit No. 21 to
                                                          the Company's  Annual Report on Form 10-KSB for the
                                                          year ended December 31, 1998



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

                                          Date:    December 8, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    DATE                   SIGNATURE                          TITLE
    ----                   ---------                          -----
December 8, 1999   /s/ Mead M. McCabe, Sr., Ph.D.    Chairman of the Board of
                    ---------------------------       Directors (Principal
                    Mead M. McCabe, Sr., Ph.D.        Executive Officer)

December 8, 1999   /s/ Mead M. McCabe, Jr.           President; Director
                    ---------------------------       (Principal Financial
                    Mead M. McCabe, Jr.               Officer; Principal
                                                      Accounting Officer)

December 8, 1999   /s/ Mark E. Burroughs             Director
                    ---------------------------
                    Mark E. Burroughs


December 8, 1999   /s/ Michael C. Foley              Director
                    ----------------------------
                    Michael C. Foley

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

   10.6     Stock Option  Addendum to  Employment         Incorporated  by reference to
            Agreement  dated  August 15, 1996  between    Exhibit No. 10.7 to the Registration Statement.
            Mead M. McCabe, Jr. and the Company



   10.7     Consulting Agreement dated June 19, 1996      Incorporated by reference to Exhibit No.
            between James A. Joyce and the Company        10.10 to the Registration Statement.

   10.8     Letter Agreement dated December 16, 1994      Incorporated by reference to Exhibit No.
            among Nyer Medical Group, Inc., the           10.11 to the Registration Statement.
            Company, Mead M. McCabe, Sr. And Mead M.
            McCabe, Jr.

  10.9      Investors  Finders  Agreement  dated          Incorporated  by  reference to
            June 9, 1994 among Nyer  Medical  Group,      Exhibit  No.  10.12 to the Registration Statement.
            Inc., and the Company and Gulf American
            Trading Company

  10.10     Industrial Real Estate Lease dated June 12,   Incorporated  by reference  to
            1997 among the Company and Jetex Group, Inc.  Exhibit No. 10.13 to the Company's
                                                          Quarterly Report on Form 10-QSB for the
                                                          Quarter ended June 30, 1997

  10.11     Letter from University of Miami dated April   Incorporated by reference to
            8, 1998                                       Exhibit No. 10.12 to the Company's Annual
                                                          Report on Form 10-KSB for the Year Ended
                                                          December 31, 1997

  10.12     Promissory Note dated as of November 2,       Incorporated by reference to Exhibit No. 10.13 to
            1998 in the Original Principal Amount of      the Company's Annual Report on Form 10-KSB for the
            $50,000 given by the Company to Ms.           year ended December 31, 1998
            Patricia A. Gionone

  10.13     Common Stock Purchase Warrant No. W-2 dated   Incorporated  by  reference to Exhibit No. 10.14 to
            as of November 2, 1998 granted by the         the Company's  Annual Report on Form 10-KSB for the
            Company to Ms. Patricia A. Gionone            year ended December 31, 1998

  10.14     Promissory  Note dated as of November 2,      Incorporated  by  reference to Exhibit No. 10.15 to
            1998 in the Original  Principal  Amount of    the Company's  Annual Report on Form 10-KSB for the
            $100,000 given by the Company to Jerome P.    year ended December 31, 1998
            Seiden Irrevocable Trust Dated April 22,
            1998

  10.15     Common Stock Purchase Warrant No. W-1 dated   Incorporated  by  reference to Exhibit No. 10.16 to
            as of November 2, 1998 granted by the         the Company's  Annual Report on Form 10-KSB for the
            Company to Jerome P. Seiden Irrevocable       year ended December 31, 1998
            Trust Dated April 22, 1998

  10.16     Common Stock Purchase Warrant No. W-5 dated   Incorporated  by  reference to Exhibit No. 10.17 to
            as of September  3, 1998  granted by the      the Company's  Annual Report on Form 10-KSB for the
            Company to  Sterling  Technology Partners,    year ended December 31, 1998
            Ltd.




  10.17     Common Stock Purchase Warrant No. W-4 dated   Incorporated  by  reference to Exhibit No. 10.18 to
            as of January  19,  1999  granted by the      the Company's  Annual Report on Form 10-KSB for the
            Company to Sterling Technology Partners,      year ended December 31, 1998
            Ltd.

  10.18     Common Stock Purchase Warrant No. W-7 dated   Incorporated  by  reference to Exhibit No. 10.19 to
            as of March  9,  1999  granted  by  the       the Company's  Annual Report on Form 10-KSB for the
            Company  to  Sterling  Technology Partners,   year ended December 31, 1998
            Ltd.

  10.19     Common Stock Purchase Warrant No. W-3 dated   Incorporated  by  reference to Exhibit No. 10.20 to
            as of January 19, 1999 granted by the         the Company's  Annual Report on Form 10-KSB for the
            Company to Capital Research, Ltd.             year ended December 31, 1998

  10.20     Promissory  Note dated as of January 19,      Incorporated  by  reference to Exhibit No. 10.21 to
            1999 in the Original  Principal  Amount       the Company's  Annual Report on Form 10-KSB for the
            of $163,500  given by the Company to          year ended December 31, 1998
            Capital Research, Ltd.

  10.21     Pledge and Security  Agreement dated as of    Incorporated  by  reference to Exhibit No. 10.22 to
            January 19, 1999 between the Company and      the Company's  Annual Report on Form 10-KSB for the
            Capital Research, Ltd.                        year ended December 31, 1998

  10.22     Registration  Rights Agreement dated as of    Incorporated  by  reference to Exhibit No. 10.23 to
            January 19, 1999 between the Company and      the Company's  Annual Report on Form 10-KSB for the
            Capital Research, Ltd.                        year ended December 31, 1998

  10.23     Promissory  Note dated as of March 9, 1999    Incorporated  by  reference to Exhibit No. 10.24 to
            in the Original  Principal  Amount  of        the Company's  Annual Report on Form 10-KSB for the
            $125,000  given by the  Company  to           year ended December 31, 1998
            Capital Research, Ltd.

  10.24     Common Stock Purchase Warrant No. W-6 dated   Incorporated  by  reference to Exhibit No. 10.25 to
            as of March 9, 1999 granted by the Company    the Company's  Annual Report on Form 10-KSB for the
            to Capital Research, Ltd.                     year ended December 31, 1998

  10.25     Registration Rights Agreement dated as of     Incorporated  by  reference to Exhibit No. 10.26 to
            March 9, 1999 between the Company and         the Company's  Annual Report on Form 10-KSB for the
            Capital Research, Ltd.                        year ended December 31, 1998

  10.26     Executive Employment Agreement, together      Provided herewith
            with stock Options Addendum, dated as of
            June 1, 1999 between Mead M. McCabe, Jr.
            and the Company

  10.27     Executive Employment Agreement, together      Provided herewith
            with stock Options Addendum, dated as of
            June 1, 1999 between Mead M. McCabe, Jr.
            and the Company

  11.       Statement re:  computation of earnings        Not applicable

  18.       Letter on change in accounting principles     Not applicable

  21.       Subsidiaries of the Registrant                Incorporated  by  reference to Exhibit No. 10.21 to
                                                          the Company's  Annual Report on Form 10-KSB for the

  22.       Published report regarding matters            Not applicable
            submitted to Vote

  24.       Power of Attorney                             Not applicable

  27.       Financial Data Schedule                       Provided herewith


