Form 10QSB
period 1999-06-30
GENETIC VECTORS INC
filed 1999-12-10
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


      (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 1999

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                           Commission File No. 0-21739

                              GENETIC VECTORS, INC.
                 (Name of Small Business Issuer in Its Charter)

FLORIDA                                     65-0324710
-------                                     ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

5201 N.W. 77TH AVENUE, SUITE 100,           33166
MIAMI, FLORIDA                              -----
---------------------------------------
(Addres of Principal Executive Offices)     (Zip Code)

                                 (305) 716-0000
                (Issuer's Telephone Number, Including Area Code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      There were 2,974,843 shares of Common Stock outstanding as of November 15, 1999.

PART I

FINANCIAL INFORMATION
---------------------

ITEM 1.      FINANCIAL STATEMENTS.
             ---------------------

GENETIC VECTORS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

                                                                  Page
                                                                  ----

Balance Sheet                                                      3

Statements of Operations                                           4

Statements of Cash Flows                                           5

Notes to Financial Statements                                      7

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                       BALANCE SHEET (UNAUDITED)



JUNE 30,                                                                    1999
--------------------------------------------------------------------------------
CURRENT ASSETS:
   Accounts receivable                                                   13,312
   Inventory                                                             19,043
   Prepaid expenses                                                      22,832
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     55,187
Equipment and improvements, net                                         354,607
Patents and license agreement, net                                      214,165
Restricted cash equivalents                                              46,130
-------------------------------------------------------------------------------
TOTAL ASSETS                                                            670,089
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accrued liabilities:
   Accounts payable trade                                               303,399
   Notes Payable                                                        279,050
-------------------------------------------------------------------------------
                                                                        582,449
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 10,000,000
      shares authorized, 2,574,843 shares
      issued and outstanding                                              2,575
   Additional paid-in capital                                         7,287,945
   Deficit accumulated during the
      development stage                                              (7,202,880)
-------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                               87,640
-------------------------------------------------------------------------------
                                                                        670,089
--------------------------------------------------------------------------------

                             See accompanying notes to the financial statements.

                                                                                            GENETIC VECTORS, INC.
                                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                            STATEMENTS OF  OPERATIONS (UNAUDITED)

                               CUMULATIVE
                                     FROM
                                JANUARY 1,        FOR THE           FOR THE             FOR THE           FOR THE
                                     1992           THREE             THREE                 SIX               SIX
                              (INCEPTION)          MONTHS            MONTHS              MONTHS            MONTHS
                                 THROUGH            ENDED             ENDED               ENDED             ENDED
                                 JUNE 30,         JUNE 30,          JUNE 30,           JUNE 30,          JUNE 30,
                                    1999             1999              1998                1999              1998
-----------------------------------------------------------------------------------------------------------------
REVENUE:

  Sales                            83,304          25,115                --              32,769                --

  Grant income                    149,147          --                    --                  --            35,897
-----------------------------------------------------------------------------------------------------------------
Total revenue                     232,451          25,115                --              32,769            35,897
-----------------------------------------------------------------------------------------------------------------
COST AND EXPENSES:

  Cost of Sales                    15,021          13,116                --              15,021                --

  General and administration    4,423,096         329,339           312,291             585,980           527,838

  Research and development      2,815,767         147,486           276,243             277,669           481,016

  Depreciation and amortization   242,042          44,925            14,829              54,175            29,658

-----------------------------------------------------------------------------------------------------------------
Total expenses                  7,495,926         534,866           603,363             932,845         1,038,512

  Amortization of deferred
    debt discount                 211,093         192,568                --             192,568                --

Interest, net                     271,688           1,338             7,296               3,209            46,826
-----------------------------------------------------------------------------------------------------------------
Net loss                      (7,202,880)       (700,981)         (596,067)         (1,089,435)         (955,789)
-----------------------------------------------------------------------------------------------------------------
Weighted average number of
  common shares outstanding                     2,475,942         2,340,531           2,413,241         2,340,083

Net loss per common share                         ($0.28)           ($0.25)             ($0.45)           ($0.41)

                                                              SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                                                                           GENETIC VECTORS, INC.
                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                            STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                  CUMULATIVE FROM
                                                  JANUARY 1, 1992
                                                      (INCEPTION)                FOR THE SIX         FOR THE SIX
                                                 THROUGH JUNE 30,               MONTHS ENDED        MONTHS ENDED
                                                             1999              JUNE 30, 1999       JUNE 30, 1998
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                           (7,202,880)                (1,089,435)           (955,789)
   Adjustments  to reconcile  net loss
     to net cash used in operating activities:
      Depreciation and amortization                      242,042                     54,175              29,658
      Amortization of deferred debt discount             211,093                    192,568                  --
      Write-off of acquired technology                    71,250                         --                  --
      Consulting   services   provided
        for common stock                                   6,000                         --                  --
      Stock   options    granted   for
      services                                           340,572                         --                  --
      (Increase)  decrease in accounts
      receivable                                         (13,312)                    (9,692)                 --
      (Increase) decrease in inventory                   (19,043)                    (5,543)                 --
      (Increase)  decrease  in prepaid
      expenses                                           (22,832)                        20                  --
      (Increase)   decrease  in  other
      assets                                                  --                         --             (99,375)
      (Increase)      decrease      in
        restricted cash equivalents                      (46,130)                        --                  --
      Increase  in  accounts   payable
        and accrued liabilities                          465,332                    132,359              20,588
----------------------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                      1,234,972                    363,887             (49,129)
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                 (5,967,908)                  (725,548)         (1,004,918)
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchase of equipment and improvements                (567,107)                    (1,130)            (10,170)
  Insurance proceeds in excess of loss on fixed
      assets                                               3,254                      3,254                  --
  Patent costs                                          (261,964)                        --            (160,519)
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                   (825,817)                     2,124            (170,689)
----------------------------------------------------------------------------------------------------------------
  FINANCING ACTIVITIES:
   Increase due to parent                                413,518                         --                  --
   Proceeds from notes payable                           573,500                    388,500                  --
   Payment on notes payable                              (35,000)                        --                  --
   Net  proceeds   from   issuance  of
      common stock and exercise of options             5,322,450                    225,000               25,000
   Capital contribution                                  500,000                         --                  --
   Deferred offering refund                               25,500                         --                  --
   Deferred offering costs                                (6,243)                        --                  --
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                   6,793,725                    613,500              25,000
----------------------------------------------------------------------------------------------------------------
  NET INCREASE (DECREASE) IN CASH                              0                   (109,924)         (1,150,607)
----------------------------------------------------------------------------------------------------------------


                                                                                           GENETIC VECTORS, INC.
                                                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                            STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   CUMULATIVE FROM
                                                   JANUARY 1, 1992
                                                       (INCEPTION)               FOR THE SIX         FOR THE SIX
                                                   THROUGH JUNE 30              MONTHS ENDED        MONTHS ENDED
                                                              1999             JUNE 30, 1999       JUNE 30, 1998
----------------------------------------------------------------------------------------------------------------
  Cash at beginning of period                                   --                   109,924           2,102,467
----------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                           --                        --             951,880
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:                                       --                        --                  --
  Warrants issued in connection with
    loan financing                                             499,650               388,500                  --
  Conversion of due to parent in
    exchange for stock                                         413,518                    --                  --
  Conversion of accrued wages for stock                        132,822                    --                  --
----------------------------------------------------------------------------------------------------------------
                                                              SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                                                         6

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
GENETIC VECTORS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

   In  the  opinion  of  the  Company,  the  accompanying   unaudited  financial
statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

   The following reconciles the components of the earnings per share (EPS) computation.

                        FOR THE SIX MONTHS                                                       FOR THE SIX MONTHS
                        ENDED JUNE 30, 1999                                                     ENDED JUNE 30, 1998
                 ---------------------------------------------------------------------------------------------------------
                    LOSS              SHARES            PER SHARE          LOSS                 SHARE            PER SHARE
                 (NUMERATOR)        (DENOMINATOR)        AMOUNT           (NUMERATOR)        (DENOMINATOR)        AMOUNT
--------------------------------------------------------------------------------------------------------------------------
Loss per common
share - basic   ($1,089,435)            2,413,241        ($0.45)          ($955,789)             2,340,083        ($0.41)
--------------------------------------------------------------------------------------------------------------------------
Effect of
Dilutive:
  Securities              --                   --             --                  --                    --              --
  Options                 --                   --             --                  --                    --              --
  Warrants                --                   --             --                  --                    --              --
-----------------------------------------------------------------------------------------------------------------------------
Loss per common
share, assuming
dilution        ($1,089,435)            2,413,241          ($0.45)        ($955,789)             2,340,083        ($0.41)

Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted options and warrants outstanding. Dilutive options and warrants having an anti-dilutive effect are excluded from the calculation.

3. NOTES PAYABLE

   Through June 30, 1999, the Company borrowed $388,500 (See Item 2, Changes in Securities and Use of Proceeds; Item 3, Defaults upon Senior Securities). In connection with these borrowings, the Company issued 313,850 warrants with exercise prices ranging from $.01 to $5.50. The exercise prices of such warrants were below the market price of the Company's common stock. In connection with these transactions, the value ascribed to the warrants was equal to the amount borrowed. Accordingly, the Company has recorded a debt discount and has offset the amounts borrowed by the value ascribed to these warrants. The Company will amortize the deferred discount over the term of the related borrowings.

   Notes payable as of June 30, 1999

       Notes payable         $567,610
       Debt discount         (288,560)
                              -------
                 net         $279,050
                              =======

4. SUBSEQUENT EVENTS

   Effective November 15, 1999, the Company was no longer in compliance with the National Association of Securities Dealers, Inc. (NASD(R)) filing requirements. Accordingly, the letter "E" was appended to the trading symbol. Once the NASD receives notification that the Company complies with the filing requirement, the fifth character "E" will be removed. The Company expects to be compliant in the near future.

ITEM 2       MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
-----------------------------------------------------------------------

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

      As previously reported in its Form 10-QSB ("FORM 10-QSB") for the quarter year ended March 31, 1999, the Company needed to raise additional capital to continue operations beyond the end of June 1999. From April 1, 1999 through November 19, 1999, the Company has raised an additional $1,125,000 in equity and loans. On April 19, 1999, the Company obtained a $100,000 loan from a private investor. On May 10, 1999, the Company obtained a $225,000 equity investment from the sale of 225,000 shares of the Company's common stock. The equity investor paid $1.00 per share for the 225,000 shares of the Company's common stock, or $4.75 per share less than the closing price of $5.75 per share on May 10, 1999. On July 16, 1999, the Company obtained a $400,000 equity investment from the sale of 400,000 shares of the Company's common stock. These two equity investors paid $1.00 per share for the 400,000 shares of the Company's common stock, or $4.75 per share less than the closing price of $5.75 per share on July 16, 1999. On October 6, 1999, the Company obtained a $200,000 loan from a private investor. On November 19, 1999, the Company obtained a $200,000 loan from a private investor. See "Changes in Securities and Use of Proceeds - Sales of Unregistered Securities." The Company projects that all of these proceeds to be expended by the end of December, 1999.

      The Company needs to raise significant additional capital to continue operations beyond the end of December, 1999. In the absence of additional capital, the Company will be required to significantly curtail or cease its business activities after December, 1999. The Company has no commitment for any additional capital and no assurances can be given that the Company will be successful in raising any new capital. The Company's inability to raise new capital will have a material adverse effect on the Company's ability to continue to research and develop its proposed products and to market and sell its existing products, and will have a material adverse effect on its operations and financial condition and on its ability to continue as a going concern. See "Management's Plan of Operations and Discussion and Analysis Liquidity and Capital Resources." THE COMPANY'S ABILITY TO CONTINUE ITS BUSINESS ACTIVITIES BEYOND DECEMBER, 1999 IS COMPLETELY DEPENDENT ON OBTAINING ADDITIONAL CAPITAL.

      During the six-month period ended June 30, 1999, the Company did not generate significant revenues. As a result, the Company intends to continue to report its plan of operations.

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

PROPOSED PERSONNEL ADDITION PLAN                                         2000
--------------------------------                                         ----

MANAGEMENT

  Executive Personnel                                                       2

  Administrative Personnel                                                  1

  Director - Sales and Marketing                                            1

  Salespersons                                                              6

  Technical Info/Inside Sales                                               2

  Scientific Supervisors                                                    1
  Technicians
                                                                            2
                                                                        -----

TOTAL PROPOSED NEW EMPLOYEES                                               15
                                                                        =====
TOTAL EMPLOYEES AT END OF YEAR                                             20
                                                                        =====
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company remains largely a development stage company. The Company generated revenues of $32,769 during the six months ended June 30, 1999 and had cost of sales of $15,021 for the same period, all of which were attributable to sales of the Picogram Assay. The Company's expenditures far exceed its revenues. The Company reported no revenues for the quarter ended June 30, 1998 ("SECOND QUARTER 1998"), and accordingly no meaningful comparison to this prior period can be made.

      Research and development expenses for the six months ended June 30, 1999 decreased by $203,347 over the comparable period in the prior year. This decrease is largely attributable to a decrease in the Company's research and development budget, primarily due to the Company's lack of capital.

      Selling, general and administrative expenses increased $58,142 in the six months ended June 30, 1999 over the comparable period in 1998. This increase is primarily attributable to the expenses incurred in connection with the launch of the Company's products and the reclassifying of certain expenses.

      Amortization and depreciation expense increased $217,085 in the six months ended June 30, 1999 over the comparable period in 1998. The increase is primarily due to the accrual of interest for borrowed money and amortization of deferred debt discount that were incurred in connection with warrants that were issued in 1999. The Company expects to incur substantial noncash financing expenses during the balance of 1999 and 2000.

      Interest income for the six months ended June 30, 1999 decreased by $43,617 because the Company had less cash invested during the current period than in the comparable period in the prior year. Interest income in the current period was attributable to interest earned on certificates of deposit and money market accounts which represented the investment of the net proceeds received by the Company from the sale of unregistered securities and the proceeds from loan transactions.

      LIQUIDITY AND CAPITAL RESOURCES. The net cash used by the Company in operating activities aggregated $725,548. This was largely attributable to operating expenses and research and development activities. The Company's net cash provided in financing activities aggregated $613,500 during the six months ended June 30, 1999, consisting mainly of proceeds from the sale of unregistered securities and loan transactions.

      As discussed throughout the Form 10-KSB and Form 10-QSB, the Company has experienced extreme cash shortages since the end of November 1998 through the date of this Quarterly Report. As of June 30, 1999, the Company had no cash-on-hand. From January 1, 1998 through June 30, 1999, the Company raised $613,500 in equity and loans. Since June 30, 1999, the Company raised a total of $800,000. Of that total, on July 16, 1999, the Company obtained a $400,000 equity investment from the sale of 400,000 shares of the Company's common stock. These two equity investors paid $1.00 per share for the 400,000 shares of the

Company's common stock, or $4.75 per share less than the closing price of $5.75 per share on July 16, 1999. On October 6, 1999, the Company obtained a $200,000 loan from a private investor. On November 19, 1999, the Company obtained a $200,000 loan from a private investor. See "Changes in Securities and Use of Proceeds - Sales of Unregistered Securities." The Company had total stockholders' equity of $87,640 as of June 30, 1999 and its current liabilities exceeded current assets by $527,262. The Company needs additional capital to continue operations beyond the end of December, 1999. The Company has received informal nonbinding assurances from a source who has previously provided the Company with capital, that it will assist the Company in raising additional capital for the expansion of its business. No assurances can be given that the Company will be able to raise any such capital.

      YEAR 2000 COMPUTER ISSUES. Computer programs have typically abbreviated dates by eliminating the first two digits of the year under the assumption that these two digits would be 19. As the year 2000 approaches, these systems may not be able to recognize current dates which may cause computer system failure or miscalculations by computer programs. The Company does not believe it will be materially affected by the Year 2000 problem. The Company's conclusion is based on a survey of the computer equipment currently in use by the Company. All such equipment was acquired by the Company within the last three years and was Year-2000-compliant when acquired. The Company has not expended a material amount of costs in this assessment. Moreover, the Company remains largely a research and development company and therefore its exposure to the Year 2000 problems of its customers and suppliers is minimal. However, the Company is exposed to the risk that one or more of its suppliers could experience Year 2000 problems that may impact their ability to supply materials to the Company. To date, the Company is not aware of any Year 2000 problems of its suppliers that would have a material adverse impact on the Company's operations. Nonetheless, the inability of suppliers to convert their computer systems to avoid any Year 2000 problems could jeopardize the supply of materials to the Company and therefore have a material adverse effect on the Company's operations. The effect of non-compliance by suppliers is not determinable at this time.

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

CERTAIN BUSINESS RISK FACTORS

      The Company is subject to various risks which may have a material adverse effect on its business, financial condition and results of operations. Certain risks are discussed below:

      ABILITY TO REPAY INDEBTEDNESS; EXISTING DEFAULTS ON INDEBTEDNESS. As of November 15, 1999, the Company received a total of $938,500 in loans dating back to November 2, 1998 in seven separate loan transactions. Interest became payable on two of these loans (a total of $150,000) on April 1, 1999, on two other loans (a total of $288,500) on April 19, 1999 and on another loan (a total of $100,000) on June 1, 1999. The Company is in default on these loans for failing to pay the required interest payments. The remaining two loans (a total of $400,000) become payable on January 19, 2000. Four of these loans (a total of $788,500) are secured by substantially all of the Company's assets. The Company's ability to pay any interest or to repay such loans is completely dependent on the Company's ability to raise additional capital from external sources. The Company's failure to raise such capital and to pay all accrued but unpaid interest and subsequently to repay the loans upon maturity may result in the foreclosure on the Company's assets. This would have a material adverse effect on the Company's business, financial condition and results of operations and would jeopardize the Company's ability to continue as a going concern.

      LIMITED OPERATING HISTORY AND EXPECTATION OF FUTURE LOSSES. The Company was organized in 1991 and is in the development stage. To date, the Company has generated very limited revenues from the sale of its products. Further, the

Company has devoted most of its efforts to research and development and the development of a business strategy. From its inception through June 30, 1999, the Company has incurred cumulative losses of approximately $7.2 million. The Company expects to incur substantial losses through June 2000, in part, to research and development and manufacturing, distributing and marketing its products. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production and marketing or other unforeseen difficulties, which may cause additional losses.

      FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING. The Company had no cash-on-hand as of June 30, 1999. Since June 30, 1999, the Company has raised a total of $800,000. Of that total, $400,000 resulted from the purchase of 400,000 shares of the Company's common stock by two private investors. These private investors paid $1.00 per share, or $4.75 per share less than the closing price of $5.75 per share on July 16, 1999. On October 6, 1999 and November 19, 1999, the Company obtained loans of $200,000 and $200,000, respectively, from a private investor. The Company projects that substantially all of these proceeds will be expended by the end of December, 1999. The Company has received informal nonbinding assurances from a source who has previously provided the Company with capital, that it will assist the Company in raising additional capital for the expansion of its business. The Company's ability to continue its business activities is completely dependent on such additional capital and its failure to obtain such capital will have a material adverse effect on the Company's business, financial condition and results of operation and will jeopardize the Company's ability to continue its business activities.

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

      TECHNOLOGICAL UNCERTAINTY AND EARLY STAGE OF PRODUCT DEVELOPMENT. The science and technology of the Picogram Assay, the DNAMAX and EasyID are rapidly evolving. Although the Company has conducted limited marketing of its initial products, other proposed products are in the early development stage. These proposed products will require significant further research, development and testing and are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibility that any or all of the proposed products are found to be ineffective, unsafe, or otherwise fail to receive necessary regulatory clearances, if any, that the proposed products, though effective, are uneconomical to market, that third parties hold proprietary rights that preclude the Company from marketing them, or that third parties market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products.

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

      The Company's success is also dependent upon the skills, knowledge, and experience of its scientific and technical personnel. To help protect its rights, the Company has to date required, and plans to continue to require, all of its employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and in most cases assignment to the Company of their ideas, developments, discoveries and inventions. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

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

PART II

OTHER INFORMATION.
-----------------

ITEM 1.  LEGAL PROCEEDINGS.
         ------------------

      The Company is not aware of any legal proceedings involving the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         ------------------------------------------

      (a), (b) and (d)  None.

      (c) SALES OF UNREGISTERED SECURITIES. On January 19, 1999, the Company borrowed $163,500 from a private investor ("LOAN NO. 1"). The terms of Loan No. 1 provided for an annual interest rate of 12% which will increase 1% for each month that any portion of the loan remains unpaid after January 19, 2000, up to the maximum rate permitted by law. Accrued interest is payable monthly beginning on April 19, 1999. The Company has not paid any interest on this loan and therefore is in default. The outstanding principal balance must be repaid by January 19, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 50,000 shares of Common Stock at an exercise price of $0.01 per share. These warrants are immediately exercisable. The closing price of the Common Stock on January 19, 1999 was $5.125. The Company is obligated to grant the private investor warrants to purchase 150,000 shares at an exercise price of $5.50 per share upon the repayment of the loan or the closing on the sale of Company securities in an aggregate amount of $1,500,000. The proceeds of this loan have already been expended by the Company to fund its working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "ACT"), and Rule 506 promulgated thereunder.

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

      On April 19, 1999, the Company borrowed an additional $100,000 ("LOAN NO. 3") from a private investor. This loan has an annual interest rate of 12%. Accrued interest is payable quarterly, commencing on June 1, 1999. The Company has not paid any interest on this loan and therefore is in default. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 25,000 shares of Common Stock at an exercise price of $3.50 per share. These warrants are immediately exercisable. The closing price of the Common Stock on April 23, 1999 was $6.00. At June 30, 1999, substantially all of the proceeds of this loan have been expended by the Company to fund its working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

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

      On November 19, 1999, the Company borrowed an additional $200,000 ("LOAN NO. 5") from a private investor. The loan has an annual interest rate of 12%, accrued interest is payable quarterly, commencing January 19, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 80,000 shares of common stock at an exercise price of $.01 per share. These warrants are immediately exercisable. The closing price of the common stock on November 19, 1999 was $6.00. In addition, if $1.5 million is subsequently raised or the loan is paid back, the Company will issue warrants to purchase 150,000 shares of common stock at an exercise price of $3.00 per share. In connection with this loan, the Company granted warrants to purchase 20,000 shares of common stock on November 19, 1999 at an exercise price of $3.00 per share to a consultant for helping the Company locate the financing. These warrants are exercisable immediately. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. The Company expects substantially all of these proceeds to be expended by the end of December, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         --------------------------------

      As of November 15, 1999, the Company received a total of $938,500 in loans dating back to November 2, 1998 in seven separate loan transactions. Interest became payable on two of these loans (a total of $150,000) on April 1, 1999, on two other loans (a total of $288,500) on April 19, 1999 and on another loan (a total of $100,000) on June 1, 1999. The Company is in default on these loans for failing to pay the required interest payments. The remaining two loans (a total of $400,000) become payable on January 19, 2000. Four of these loans (a total of $788,500) are secured by substantially all of the Company's assets. The Company's ability to pay any interest or to repay such loans is completely dependent on the Company's ability to raise additional capital from external sources. The Company's failure to raise such capital and to pay all accrued but unpaid interest and subsequently to repay the loans upon maturity may result in the foreclosure on the Company's assets. This would have a material adverse effect on the Company's business, financial condition and results of operations and would jeopardize the Company's ability to continue as a going concern.

      As of September 30, 1999, the Company owed $30,533 in interest on these loans, with interest accruing at a rate of $168.70 per day.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

(A)   EXHIBITS.

                                  EXHIBIT INDEX

EXHIBIT NO. DESCRIPTION                     LOCATION                       PAGE
----------  -----------                     --------                       ----

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

    3.2     By-laws of the Company          Incorporated by reference
                                            to Exhibit No. 3.2 to the
                                            Registration Statement.

    4.1     Form of Common Stock            Incorporated by reference
            certificate                     to Exhibit No. 4.1 to the
                                            Registration Statement.

    4.2     Form of Underwriters' Warrant   Incorporated by reference
                                            to Exhibit No. 4.2 to the
                                            Registration Statement.

    4.3     Form of 1996 Incentive Plan     Incorporated by reference
                                            to Exhibit No. 4.3 to the
                                            Registration Statement.

   10.1     License Agreement dated         Incorporated by reference
            September 7, 1990 between       to Exhibit No. 10.1 to the
            the University of Miami and     Registration Statement.
            its School of Medicine and
            ProVec, Inc.

   10.2     Assignment of License           Incorporated by reference
            Agreement dated January 20,     to Exhibit No. 10.2 to the
            1992 between ProVec, Inc.       Registration Statement.
            and EpiDNA, Inc.

   10.3     Agreement between University    Incorporated by reference
            of Miami and its School of      to Exhibit No. 10.3 to the
            Medicine and the Company        Registration Statement.
            dated August 21, 1996

   10.4     Employment Agreement dated      Incorporated by reference
            August 15, 1996 between Mead    to Exhibit No. 10.4 to the
            M. McCabe, Sr. and the          Registration Statement.
            Company

   10.5     Stock Option Addendum to        Incorporated by reference
            Employment Agreement dated      to Exhibit No. 10.5 to the
            August 15, 1996 between Mead    Registration Statement.
            M. McCabe, Sr. And the
            Company

   10.6     Stock Option Addendum to        Incorporated by reference
            Employment Agreement dated      to Exhibit No. 10.7 to the
            August 15, 1996 between Mead    Registration Statement.
            M. McCabe, Jr. and the
            Company

   10.7     Consulting Agreement dated      Incorporated by reference
            June 19, 1996 between James     to Exhibit No. 10.10 to
            A. Joyce and the Company        the Registration Statement.

   10.8     Letter Agreement dated          Incorporated by reference
            December 16, 1994 among Nyer    to Exhibit No. 10.11 to
            Medical Group, Inc., the        the Registration Statement.
            Company, Mead M. McCabe, Sr.
            And Mead M. McCabe, Jr.

   10.9     Investors Finders Agreement     Incorporated by reference
            dated June 9, 1994 among        to Exhibit No. 10.12 to
            Nyer Medical Group, Inc.,       the Registration Statement.
            and the Company and Gulf
            American Trading Company

   10.10    Industrial  Real Estate Lease   Incorporated  by reference
            12, 1997 among to Exhibit No.   dated June 10.13 to the
            the Company's Quarterly Inc.    Company and Jetex Group,
                                            Report on Form  10-QSB  for
                                            the Quarter ended June 30,
                                            1997.

   10.11    Letter from University of       Incorporated by reference
            Miami dated April 8, 1998       to Exhibit No. 10.12 to
                                            the Company's Annual
                                            Report on Form 10-KSB for
                                            the Fiscal Year ended
                                            December 31, 1997.

   10.12    Promissory Note dated as of     Incorporated by reference
            1998 in the Original Principal to Exhibit 10.13 to the Amount of $50,000 given by the Company's Annual Report on
            Company to Ms. Patricia A.      Form 10-KSB for the Fiscal
            Gionone                         Year ended December 31, 1998.

   10.13    Common Stock Purchase           Incorporated by reference
            Warrant No. W-2 dated as of     to Exhibit 10.14 to the
            November 2, 1998 granted by     Company's Annual Report on
            the Company to Ms. Patricia     Form 10-KSB for the Fiscal
            A. Gionone                      Year ended December 31,
                                            1998.

   10.14    Promissory Note dated as of     Incorporated by reference
            1998 in the Original Principal  to Exhibit 10.15 to the
            Amount of $100,000 given by     Company's Annual Report on
            the Company to Jerome P.        Form 10-KSB for the Fiscal
            Seiden Irrevocable Trust        Year ended December 31, 1998.
            Dated April 22, 1998.

   10.15    Common Stock Purchase           Incorporated by reference
            Warrant No. W-1 dated as of     to Exhibit 10.16 to the
            November 2, 1998 granted by     Company's Annual Report on
            the Company to Jerome P.        Form 10-KSB for the Fiscal
            Seiden Irrevocable Trust        Year ended December 31,
            Dated April 22, 1998            1998.

   10.16    Common Stock Purchase Warrant   Incorporated by reference to
            No. W-5 dated as of September   Exhibit 10.17 to the Company's
            3, 1998 granted by the Company  Annual Report on Form 10-KSB
            to Sterling Technology          1999.
            Partners

   10.17 Common Stock Purchase Warrant Incorporated by reference to No. W-4 dated as of January 19 Exhibit 10.18 to the Company's 1999 granted by the Company to Annual Report on Form 10-KSB
            Sterling Technology Partners,   for the Fiscal Year ended
            Ltd.                            December 31, 1998.

   10.18    Common Stock Purchase Warrant   Incorporated by reference to
            No. W-7 dated as of March 9,    Exhibit 10.19 to the Company's
            1999 granted by the Company     Annual Report on Form 10-KSB
            to Sterling Technology          for the Fiscal Year ended
            Partners, Ltd.                  December 31, 1998.

   10.19    Common Stock  Purchase          Incorporated by reference
            Warrant No. W-3 dated as of     to Exhibit 10.20 to the
            January 19, 1999 granted by     Company's Annual Report on
            the Company to Capital          Form 10-KSB for the Fiscal
                                            Year ended December 31, 1998.

   10.20    Promissory Note dated as of     Incorporated by reference
            January 19, 1999 in the         to Exhibit 10.21 to the
            Original Principal Amount of    Company's Annual Report on
            $163,500 given by the           Form 10-KSB for the Fiscal
            Company to Captial Research,    Year ended December 31, 1998.
            Ltd.

   10.21    Pledge and Security Agreement   Incorporated by reference
            dated as of January 19, 1999    to Exhibit 10.22 to the
            between the Company and         Company's Annual Report on
            Capital Resarch, Ltd.           Form 10-KSB for the Fiscal
                                            Year ended December 31, 1998.

   10.22    Registration Rights Agreement   Incorporated by reference Exhibit
            dated as of January 19, 1999    10.23 to the Company's Annual Report
            between the Company and         on form 10-KSB for the Fiscal Year
            Capital Research, Ltd.          ended December 31 1998.

   10.23    Promissory Note dated as of     Incorporated by reference
            March 9, 1999 in  the           to Exhibit 10.24 to the
            Original Principal Amount of    Company's Annual Report on
            $125,000 given by the           Form 10-KSB for the Fiscal
            Company to Capital Research,    Year ended December 31,
            Ltd.                            1998.

   10.24    Common Stock Purchase           Incorporated by reference
            Warrant No. W-6 dated as of     to Exhibit 10.25 to the
            March 9, 1999 granted by the    Company's Annual Report on
            Company to Capital Research,    Form 10-KSB for the Fiscal
            Ltd.                            Year ended December 31,
                                            1998.

   10.25    Registration Rights             Incorporated by reference
            Agreement dated as of           to Exhibit 10.26 to the
            March 9, 1999 between the       Company's Annual Report on
            Company and Capital             Form 10-KSB for the Fiscal
            Research, Ltd.                  Year ended December 31,
                                            1998.

   10.26    Executive Employment            Incorporated by reference
            Agreement dated as of June      to Exhibit 10.26 to the
            1, 1999, together with Stock    Company's Amendment No. 1
            Option Addendum, between        to the Annual Report on
            Mead M.  McCabe, Jr. and the    Form 10-KSB for the
            Company                         quarter   ended   December  31,
                                            1999.

   10.27    Executive Employment            Incorporated by reference
            Agreement dated as of June      to Exhibit 10.27 to the
            1, 1999,  together with Stock   Company's Amendment No. 1
            Option Addendum, between        to the Annual Report on
            Mead M. McCabe, Sr. and the     Form 10-KSB for the
            Company                         quarter ended December 31,
                                            1999.

   11.      Statement re:  computation      Not applicable.
            of earnings

   18.      Letter on change in             Not applicable.
            accounting principles

   19.      Reports furnished to            Not applicable.
            Security holders

   22.      Published report regarding      Not applicable.
            matters submitted to Vote

   23.      Consents of experts and         Not applicable.
            counsel

   24.      Power of Attorney               Not applicable.

   27.      Financial Data Schedule         Provided herewith.

   99.01    Non-Binding Letter of Intent    Provided herewith.
            to Acquire DNA Sciences

 (B)  REPORTS ON FORM 8-K.

      None.

                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 10, 1999            GENETIC VECTORS, INC.


                                    By:/s/ Mead M. McCabe, Jr.
                                       --------------------------
                                       Mead M. McCabe, Jr.
                                       President

                                  EXHIBIT INDEX

EXHIBIT NO. DESCRIPTION                   LOCATION                       PAGE
----------- -----------                   --------                       ----

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

    3.2     By-laws of the Company        Incorporated by reference
                                          to Exhibit No. 3.2 to the
                                          Registration Statement.

    4.1     Form of Common Stock          Incorporated by reference
            certificate                   to Exhibit No. 4.1 to the
                                          Registration Statement.

    4.2     Form of Underwriters' Warrant Incorporated by reference
                                          to Exhibit No. 4.2 to the
                                          Registration Statement.

    4.3     Form of 1996 Incentive Plan   Incorporated by reference
                                          to Exhibit No. 4.3 to the
                                          Registration Statement.

   10.1     License Agreement dated       Incorporated by reference
            September 7, 1990 between     to Exhibit No. 10.1 to the
            the University of Miami and   Registration Statement.
            its School of Medicine and
            ProVec, Inc.

   10.2     Assignment of License         Incorporated by reference
            Agreement dated January 20,   to Exhibit No. 10.2 to the
            1992 between ProVec, Inc.     Registration Statement.
            and EpiDNA, Inc.

   10.3     Agreement between University  Incorporated by reference
            of Miami and its School of    to Exhibit No. 10.3 to the
            Medicine and the Company      Registration Statement.
            dated August 21, 1996

   10.4     Employment Agreement dated    Incorporated by reference
            August 15, 1996 between Mead  to Exhibit No. 10.4 to the
            M. McCabe, Sr. and the        Registration Statement.
            Company

   10.5     Stock Option Addendum to      Incorporated by reference
            Employment Agreement dated    to Exhibit No. 10.5 to the
            August 15, 1996 between Mead  Registration Statement.
            M. McCabe, Sr. And the
            Company

   10.6     Stock Option Addendum to      Incorporated by reference
            Employment Agreement dated    to Exhibit No. 10.7 to the
            August 15, 1996 between Mead  Registration Statement.
            M. McCabe, Jr. and the
            Company

   10.7     Consulting Agreement dated    Incorporated by reference
            June 19, 1996 between James   to Exhibit No. 10.10 to
            A. Joyce and the Company      the Registration Statement.

   10.8     Letter Agreement dated        Incorporated by reference
            December 16, 1994 among Nyer  to Exhibit No. 10.11 to
            Medical Group, Inc., the      the Registration Statement.
            Company, Mead M. McCabe, Sr.
            And Mead M. McCabe, Jr.

   10.9     Investors Finders Agreement   Incorporated by reference
            dated June 9, 1994 among      to Exhibit No. 10.12 to
            Nyer Medical Group, Inc.,     the Registration Statement.
            and the Company and Gulf
            American Trading Company

   10.10    Industrial Real Estate Lease  Incorporated by reference
            dated June 12, 1997 among     to Exhibit No. 10.13 to
            the Company and Jetex Group,  the Company's Quarterly
            Inc.                          Report on Form 10-QSB for
                                          the Quarter ended June 30,
                                          1997.

   10.11    Letter from University of     Incorporated by reference
            Miami dated April 8, 1998     to Exhibit No. 10.12 to
                                          the Company's Annual
                                          Report on Form 10-KSB for
                                          the Fiscal Year ended
                                          December 31, 1997.

   10.12    Promissory Note dated as of   Incorporated  by reference
            November 2, 1998 in the       to Exhibit 10.13 to the
            Original Principal Amount of Company's Annual Report on $50,000 given by the Company Form 10-KSB for the Fiscal
            to Ms. Patricia A. Gionone    Year ended December 31,
                                          1998.

   10.13    Common Stock Purchase         Incorporated by reference
            Warrant No. W-2 dated as of   to Exhibit 10.14 to the
            November 2, 1998 granted by   Company's Annual Report on
            the Company to Ms. Patricia   Form 10-KSB for the Fiscal
            A. Gionone                    Year ended December 31,
                                          1998.

   10.14    Promissory Note dated as of   Incorporated by reference
            November 2, 1998 in the       to Exhibit 10.15 to the
            Original Principal Amount of  Company's Annual Report on
            $100,000 given by the         Form 10-KSB for the Fiscal
            Company to Jerome P. Seiden   Year  ended  December  31,
            Irrevocable Trust Dated       1998.
            April 22, 1998

   10.15    Common Stock Purchase         Incorporated by reference
            Warrant No. W-1 dated as of   to Exhibit 10.16 to the
            November 2, 1998 granted by   Company's Annual Report on
            the Company to Jerome P.      Form 10-KSB for the Fiscal
            Seiden Irrevocable Trust      Year ended December 31,
            Dated April 22, 1998          1998.

   10.16    Common Stock Purchase         Incorporated by reference
            Warrant No. W-5 dated as of   to Exhibit 10.17 to the
            September 3, 1998 granted by  Company's Annual Report on
            the Company to Sterling       Form 10-KSB for the Fiscal
            Technology Partners, Ltd.     Year ended December 31,
                                          1998.

   10.17    Common Stock Purchase         Incorporated by reference
            Warrant No. W-4 dated as of   to Exhibit  10.18 to the
            January 19, 1999 granted by   Company's  Annual Report on
            the Company to Sterling       Form 10-KSB for the Fiscal
            Technology Partners, Ltd.     Year ended December 31,
                                          1998.

   10.18    Common Stock Purchase         Incorporated by reference
            Warrant No. W-7 dated as of   to Exhibit 10.19 to the
            March 9, 1999 granted by the  Company's Annual Report on
            Company to Sterling           Form 10-KSB for the Fiscal
            Technology Partners, Ltd.     Year ended December 31,
                                          1998.

   10.19    Common Stock Purchase         Incorporated by reference
            Warrant No. W-3 dated as of   to Exhibit 10.20 to the
            January 19, 1999 granted by   Company's Annual Report on
            the Company to Capital        Form 10-KSB for the Fiscal
            Research, Ltd.                Year ended December 31,
                                          1998.

   10.20    Promissory Note dated as of   Incorporated by reference
            January 19, 1999 in the       to Exhibit 10.21 to the
            Original Principal Amount of  Company's Annual Report on
            $163,500 given by the         Form 10-KSB for the Fiscal
            Company to Capital Research,  Year ended  December 31,
            Ltd.                          1998.

   10.21    Pledge and Security           Incorporated by reference
            Agreement dated as of         to Exhibit 10.22 to the
            January 19, 1999 between the  Company's Annual Report on
            Company and Capital           Form 10-KSB for the Fiscal
            Research, Ltd.                Year ended December 31,
                                          1998.

   10.22    Registration Rights           Incorporated by reference
            Agreement dated as of         to Exhibit 10.23 to the
            January 19, 1999 between the  Company's Annual Report on
            Company and Capital           Form  10-KSB for the Fiscal
            Research, Ltd.                Year ended December 31,
                                          1998.

   10.23    Promissory Note dated as of   Incorporated by reference
            March 9, 1999 in the          to Exhibit 10.24 to the
            Original Principal Amount of  Company's Annual Report on
            $125,000 given by the         Form 10-KSB for the Fiscal
            Company to Capital Research,  Year ended December 31,
            Ltd.                          1998.

   10.24    Common Stock Purchase         Incorporated by reference
            Warrant No. W-6 dated as of   to Exhibit 10.25 to the
            March 9, 1999 granted by the Company's Annual Report on Company to Capital Research, Form 10-KSB for the Fiscal
            Ltd.                          Year ended December 31,
                                          1998.

   10.25    Registration Rights           Incorporated by reference
            Agreement dated as of         to Exhibit 10.26 to the
            March 9, 1999 between the     Company's Annual Report on
            Company and Capital           Form 10-KSB for the Fiscal
            Research, Ltd.                Year ended December 31,
                                          1998.

   10.26    Executive Employment          Incorporated by reference
            Agreement dated as of June    to Exhibit 10.26 to the
            1, 1999, together with Stock  Company's Amendment No. 1
            Option Addendum, between      to the Annual Report on
            Mead M. McCabe, Jr. and the   Form 10-KSB for the
            Company                       quarter ended December 31,
                                          1999.

   10.27    Executive Employment          Incorporated by reference
            Agreement dated as of June    to Exhibit 10.27 to the
            1, 1999, together with Stock  Company's Amendment No. 1
            Option Addendum, between      to the Annual Report on
            Mead M. McCabe, Sr. and the   Form 10-KSB for the
            Company                       quarter ended December 31,
                                          1999.

    11.     Statement re:  computation    Not applicable.
            of earnings

    18.     Letter on change in           Not applicable.
            accounting principles

    19.     Reports furnished to          Not applicable.
            Security holders

    22.     Published report regarding    Not applicable.
            matters submitted to Vote

    23.     Consents of experts and       Not applicable.
            counsel

    24.     Power of Attorney             Not applicable.

    27.     Financial Data Schedule       Provided herewith.

    99.01   Non-Binding Letter of Intent  Provided herewith.
            to Acquire DNA Sciences