Form 10QSB
period 1999-09-30
GENETIC VECTORS INC
filed 1999-12-10
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (MARK ONE)

|X|  Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act
                                     of 1934

               For the quarterly period ended September 30, 1999

|_|  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period from _______ to _______.

                           Commission File No. 0-21739

                              GENETIC VECTORS, INC.
                 (Name of Small Business Issuer in Its Charter)

Florida                                     65-0324710
-------                                     ----------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

5201 N.W. 77th Avenue, Suite 100,           33166
Miami, Florida                              -----
---------------------------------
(Address of Principal Executive Offices)    (Zip Code)

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

PART I

FINANCIAL INFORMATION
---------------------

ITEM 1.   FINANCIAL STATEMENTS.
-------   ---------------------

GENETIC VECTORS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
Balance Sheet                                                               3

Statements of Operations                                                    4

Statements of Cash Flows                                                    5

Notes to Financial Statements                                               7

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                       BALANCE SHEET (UNAUDITED)

SEPTEMBER 30,                                                               1999
--------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                            68,499
     Accounts receivable                                                       0
     Inventory                                                            24,394
     Employee Advances                                                       300
     Prepaid expenses                                                     22,465
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     115,658
--------------------------------------------------------------------------------
EQUIPMENT AND IMPROVEMENTS, NET                                          339,817
PATENTS AND LICENSE AGREEMENT, NET                                       210,388
RESTRICTED CASH EQUIVALENTS                                               46,130
--------------------------------------------------------------------------------
TOTAL ASSETS                                                             711,993
--------------------------------------------------------------------------------
LIABILITY AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accrued liabilities:
         Accounts payable trade                                          391,521
         Notes payable                                                   401,519
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                        793,040
--------------------------------------------------------------------------------
     Stockholders' Deficit:
         Common stock, $.001 par value, 10,000,000 shares
              authorized, 2,974,843 shares issued and outstanding          2,975
         Additional paid-in capital                                    7,687,545
         Deficit accumulated during the development stage            (7,771,567)
--------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                             (81,047)
--------------------------------------------------------------------------------
                                                                         711,993
================================================================================

                             See accompanying notes to the financial statements.


                                                                                                          GENETIC VECTORS, INC.
                                                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                                                           STATEMENTS OF OPERATIONS (UNAUDITED)

                                     Cumulative
                                           from
                                     January 1,
                                           1992
                                    (inception)
                                        through        For the three     For the three         For the nine        For the nine
                                 Sept. 30, 1999         months ended      months ended         months ended        months ended
                                                      Sept. 30, 1999    Sept. 30, 1998       Sept. 30, 1999      Sept. 30, 1998
-------------------------------------------------------------------------------------------------------------------------------
REVENUE:
   Sales                                 85,323              2,019               7,780               34,788               7,780
   Grant income                         149,147                 --                  --                   --              35,897
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                           234,470              2,019               7,780               34,788              43,677
-------------------------------------------------------------------------------------------------------------------------------
COST AND EXPENSES:
   Cost of sales                        16,296               1,275                  --               16,296                  --
   General and administration         4,729,372            306,276             355,394              892,256             883,232
   Research and development           2,937,067            121,299             198,679              398,969             679,695
   Depreciation and
   amortization                         265,934             23,892              14,829               78,067              44,487
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                        7,948,669            452,742             568,902            1,385,588           1,607,414
Amortization of deferred
  debt discount                         330,805            119,712                  --              312,280                  --
Interest, net                           273,437              1,748               9,384                4,958              56,210
-------------------------------------------------------------------------------------------------------------------------------
Net loss                            (7,771,567)          (568,687)           (551,738)          (1,658,122)         (1,507,527)
-------------------------------------------------------------------------------------------------------------------------------
Weighted average number of
  common shares outstanding.                             2,580,521           2,345,017            2,580,521           2,341,727
Net loss per common share                                  ($0.22)             ($0.24)              ($0.64)             ($0.64)

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


                                                                                                          GENETIC VECTORS, INC.
                                                                                                  (A DEVELOPMENT STAGE COMPANY)
                                                                                           STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                Cumulative from
                                                                January 1, 1992        For the nine        For the nine
                                                            (inception) through        months ended        months ended
                                                                 Sept. 30, 1999      Sept. 30, 1999      Sept. 30, 1998
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
     Net loss                                                       (7,771,567)         (1,658,122)         (1,507,527)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                  265,934              78,067              44,487
         Amortization of deferred debt discount                         330,805             312,280                  --
         Write-off of acquired technology                                71,250                  --                  --
         Consulting services provided for common stock                    6,000                  --                  --
         Stock options granted for services                             340,572                  --                  --
         (Increase) decrease in accounts receivable                          --               3,620             (3,595)
         Increase in employee advances                                    (300)               (300)                  --
         (Increase) decrease in inventory                              (24,394)            (10,894)            (71,785)
         (Increase) decrease in prepaid expenses                       (22,465)                 387            (20,437)
         (Increase)    decrease   in   restricted   cash
           equivalents                                                 (46,130)                  --                  --
         Increase  in   accounts   payable  and  accrued
           liabilities                                                  569,609             236,636            (25,168)
-----------------------------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                     1,490,881             619,796            (76,498)
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                               (6,280,686)         (1,038,326)         (1,584,025)
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchase of equipment and improvements                           (573,030)             (7,053)            (60,761)
     Insurance  proceeds  in  excess  of loss  on  fixed
         assets                                                           3,854               3,854                  --
     Patent costs                                                     (261,964)                  --             (1,366)
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (831,140)             (3,199)            (62,127)
-----------------------------------------------------------------------------------------------------------------------
   FINANCING ACTIVITIES:
     Increase due to parent                                             413,518                  --                  --
     Proceeds from notes payable                                        573,500             388,500                  --
     Payment on notes payable                                          (48,400)            (13,400)                  --
     Net proceeds from issuance of common stock
       and exercise of options                                        5,722,450             625,000              47,500
     Capital contribution                                               500,000                  --                  --
     Deferred offering refund                                            25,500                  --                  --
     Deferred offering costs                                            (6,243)                  --                  --
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   7,180,325           1,000,100              47,500
-----------------------------------------------------------------------------------------------------------------------
   NET INCREASE (DECREASE) IN CASH                                       68,499            (41,425)         (1,598,652)

                                                              5


                                                                                                  GENETIC VECTORS, INC.
                                                                                          (A DEVELOPMENT STAGE COMPANY)
                                                                                   STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                Cumulative from
                                                                January 1, 1992        For the nine        For the nine
                                                            (inception) through        months ended        months ended
                                                                 Sept. 30, 1999      Sept. 30, 1999      Sept. 30, 1998
-----------------------------------------------------------------------------------------------------------------------
   Cash at beginning of period                                               --             109,924           2,102,467
-----------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                    68,499              68,499             503,815
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
   Warrants issued in connection with loan financing                    499,650             388,500                  --
   Conversion of due to parent in exchange for stock                    413,518                  --                  --
   Conversion of accrued wages for stock                                132,822                  --                  --
-----------------------------------------------------------------------------------------------------------------------

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

                                                              6

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

GENETIC VECTORS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   FINANCIAL STATEMENTS

     In the  opinion  of  the  Company,  the  accompanying  unaudited  financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   EARNINGS PER SHARE

     The following reconciles the components of the earnings per share (EPS) computation.


                                       FOR THE NINE MONTHS                             FOR THE NINE MONTHS
                                    ENDED SEPTEMBER 30, 1999                        ENDED SEPTEMBER 30, 1998
                        ---------------------------------------------------------------------------------------------
                              LOSS            SHARES         PER SHARE         LOSS            SHARE        PER SHARE
                          (NUMERATOR)     (DENOMINATOR)       AMOUNT        (NUMERATOR)    (DENOMINATOR)     AMOUNT
---------------------------------------------------------------------------------------------------------------------
Loss per common
share - basic             ($1,658,122)        2,580,521         ($0.64)    ($1,507,527)       2,341,727       ($0.64)
---------------------------------------------------------------------------------------------------------------------
Effect of Dilutive:
   Securities                       --               --              --              --              --            --
   Options                          --               --              --              --              --            --
   Warrants                         --               --              --              --              --            --
----------------------------------------------------------------------------------------------------------------------
Loss per common
share, assuming
dilution                  ($1,658,122)        2,580,521         ($0.64)    ($1,507,527)       2,341,727       ($0.64)

Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted options and warrants outstanding. Dilutive options and warrants having an anti-dilutive effect are excluded from the calculation.

3.   NOTES PAYABLE

   Through September 30, 1999, the Company borrowed $388,500 (See Item 2, Changes in Securities and Use of Proceeds; Item 3, Defaults upon Senior Securities). In connection with these borrowings, the Company issued 313,850 warrants with exercise prices ranging from $.01 to $5.50. The exercise prices of such warrants were below the market price of the Company's common stock. In connection with these transactions, the value ascribed to the warrants was equal to the amount borrowed. Accordingly, the Company has recorded a debt discount and has offset the amounts borrowed by the value ascribed to these warrants. The Company will amortize the deferred discount over the term of the related borrowings.

     Notes payable as of September 30, 1999 are as follows:

               Notes payable            $ 570,365
               Debt discount             (168,846)
                                        ----------
                         Net            $ 401,519

4.   SUBSEQUENT EVENT

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

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.
-------   -----------------------------------------------------------

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

         Since March 31, 1999, the Company has raised an additional $1,125,000 in capital. On April 19, 1999, the Company obtained a $100,000 loan from a private investor. On May 10, 1999, the Company obtained a $225,000 equity investment from the sale of 225,000 shares of the Company's common stock. The equity investor paid $1.00 per share for the 225,000 shares of the Company's common stock, or $4.75 per share less than the closing price of $5.75 per share on May 10, 1999. On July 16, 1999, the Company obtained a $400,000 equity investment from the sale of 400,000 shares of the Company's common stock. These two equity investors paid $1.00 per share for the 400,000 shares of the Company's common stock, or $4.75 per share less than the closing price of $5.75 per share on July 16, 1999. On October 6, 1999, the Company obtained a $200,000 loan from a private investor. On November 19, 1999, the Company obtained a $200,000 loan from a private investor. See "Changes in Securities and Use of Proceeds - Sales of Unregistered Securities." The Company projects that all of these proceeds will be expended by the end of December, 1999.

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

         During the nine-month period ended September 30, 1999, the Company did not generate significant revenues. As a result, the Company intends to continue to report its plan of operations.

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

          o Continuation of EasyID DNA probe product development for diagnostic uses in certain clinical diagnostics and food and beverages markets.

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

PROPOSED PERSONNEL ADDITION PLAN                                            2000
--------------------------------                                            ----

MANAGEMENT
  Executive Personnel                                                          2
  Administrative Personnel                                                     1
  Director - Sales and Marketing                                               1
  Salespersons                                                                 6
  Technical Info/Inside Sales                                                  2
  Scientific Supervisors                                                       1
  Technicians                                                                  2
                                                                            ----
Total Proposed New Employees                                                  15
                                                                            ====
Total Employees at end of year                                                20
                                                                            ====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company remains largely a development stage company. The Company generated revenues of $34,788 during the nine months ended September 30, 1999 and had cost of sales of $16,296 for the same period, all of which were attributable to sales of the Picogram Assay. The Company's expenditures far exceed its revenues. The Company reported $7,780 of revenues for the third quarter ended September 30, 1998 ("THIRD QUARTER 1998"). This increase is primarily attributed to the sale of its Picogram Assay Kit. The Company had temporarily removed the Picogram Assay Kit from the market during the third quarter of 1997, and reintroduced the Picogram Assay Kit in July 1998. The Company did not generate any significant sales revenue from the sale of the Picogram Assay Kit, other than grant income, in the nine months ended September 30, 1998.

         Research and development expenses for the nine months ended September 30, 1999 decreased by $280,726 over the comparable period in the prior year. This decrease is largely attributable to the completion of development of certain products.

         General and administrative expenses increased by $9,024 in the nine months ended September 30, 1999 over the comparable period in 1998. This increase is primarily attributable to the expenses incurred in connection with the launch of the Company's products and the reclassifying of certain expenses.

         Amortization and depreciation expense increased $345,860 in the nine months ended September 30, 1999 over the comparable period in 1998. The increase is primarily due to accrual of interest for borrowed money and amortization of deferred debt discount that were incurred in connection with warrants that were issued in 1999. The Company expects to incur substantial noncash financing expenses during the balance of 1999 and 2000.

         Interest income for the nine months ended September 30, 1999 decreased by $51,252 because the Company had less cash invested during the current period than in the comparable period in the prior year. Interest income in the current period was attributable to interest earned on certificates of deposit and money market accounts which represented the investment of the net proceeds received by the Company from the sale of unregistered securities and the proceeds from loan transactions.

         LIQUIDITY AND CAPITAL RESOURCES. The net cash used by the Company in operating activities aggregated $1,083,326. This was largely attributable to operating expenses and research and development activities. The Company's net cash provided in financing activities aggregated $1,000,100 during the nine months ended September 30, 1999, consisting mainly of proceeds from the sale of unregistered securities and loan transactions.

         As discussed throughout the Form 10-KSB and Form 10-QSB, the Company has experienced extreme cash shortages since the end of November 1998 through the date of this Quarterly Report. Since June 30, 1999, the Company raised a total of $800,000. Of that total, on July 16, 1999, the Company obtained a $400,000 equity investment from the sale of 400,000 shares of the Company's common stock. These two equity investors paid $1.00 per share for the 400,000 shares of the Company's common stock, or $4.75 per share less than the closing price of $5.75 per share on July 16, 1999. On October 6, 1999, the Company obtained a $200,000 loan from a private investor. On November 19, 1999, the Company obtained a $200,000 loan from a private investor. See "Changes in Securities and Use of Proceeds - Sales of Unregistered Securities." The Company projects that substantially all of these proceeds will be expended by the end of December, 1999. The Company had total stockholders' deficit of $(81,047) as of September 30, 1999. The Company needs additional capital to continue operations beyond the end of December, 1999. The Company has received informal non-binding assurances from a source who has previously provided the Company with capital, that it will assist the Company in raising additional capital for the expansion of its business. No assurances can be given that the Company will be able to raise any such capital.

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

         LIMITED OPERATING HISTORY AND EXPECTATION OF FUTURE LOSSES. The Company was organized in 1991 and is in the development stage. To date, the Company has generated very limited revenues from the sale of its products. Further, the Company has devoted most of its efforts to research and development and the development of a business strategy. From its inception through September 30, 1999, the Company has incurred cumulative losses of approximately $7.8 million. The Company expects to incur substantial losses through June 2000, in part, to research and development and manufacturing, distributing and marketing its products. There can be no assurance that the Company will not encounter substantial delays and unexpected expenses related to research, development, production and marketing or other unforeseen difficulties, which may cause additional losses.

         FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING. The Company had no cash-on-hand as of June 30, 1999. Since June 30, 1999, the Company has raised a total of $800,000. Of that total, $400,000 resulted from the purchase of 400,000 shares of the Company's common stock by two private investors. These private investors paid $1.00 per share, or $4.75 per share less than the closing price of $5.75 per share on July 16, 1999. On October 6, 1999 and November 19, 1999, the Company obtained loans of $200,000 and $200,000, respectively, from a private investor. The Company projects that substantially all of these proceeds will be expended by the end of December, 1999. The Company has received informal non-binding assurances from a source who has previously provided the Company with capital, that it will assist the Company in raising additional capital for the expansion of its business. No assurances can be given that the Company will be able to raise any such capital. In the absence of additional capital, the Company will be required to significantly curtail or cease its business activities. The Company has no commitment for any additional capital and no assurance can be given that the Company will be successful in obtaining any additional capital. The Company's ability to continue its business activities is completely dependent on such additional capital and its failure to obtain such capital will have a material adverse effect on the Company's business, financial condition and results of operation and will jeopardize the Company's ability to continue its business activities.

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

PART II

OTHER INFORMATION.

ITEM 1.       LEGAL PROCEEDINGS.
-------       ------------------

         The Company is not aware of any legal proceedings involving the Company.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------       ------------------------------------------

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

         On April 19, 1999, the Company borrowed an additional $100,000 ("Loan No. 3") from a private investor. This loan has an annual interest rate of 12%. Accrued interest is payable quarterly, commencing on June 1, 1999. The Company has not paid any interest on this loan and therefore is in default. The loan is secured by substantially all of the Company's assets. In addition, the Company issued the private investor warrants to purchase 25,000 shares of Common Stock at an exercise price of $3.50 per share. These warrants are immediately exercisable. The closing price of the Common Stock on April 23, 1999 was $6.00. At September 30, 1999, substantially all of the proceeds of this loan have been expended by the Company to fund its working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

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

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.
-------       --------------------------------

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

         As of September 30, 1999, the Company owed $30,500 in interest on these loans, with interest accruing at a rate of $170 per day.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
-------       ---------------------------------

(a)  Exhibits.


  Exhibit No.     Description                                 Location                                      Page
  -----------     -----------                                 --------                                      ----
      3.1         Articles of Incorporation of the Company,   Incorporated by reference to Exhibit
                  as amended                                  No. 3.1 to Registrant's Registration
                                                              Statement (the "Registration
                                                              Statement") on Form SB-2 (Registration
                                                              Number 333-5530-A).
      3.2         By-laws of the Company                      Incorporated by reference to Exhibit
                                                              No. 3.2 to the Registration Statement.
      4.1         Form of Common Stock certificate            Incorporated by reference to Exhibit
                                                              No. 4.1 to the Registration Statement.
      4.2         Form of Underwriters' Warrant               Incorporated by reference to Exhibit
                                                              No. 4.2 to the Registration Statement.
      4.3         Form of 1996 Incentive Plan                 Incorporated by reference to Exhibit
                                                              No. 4.3 to the Registration Statement.
      10.1        License Agreement dated September 7, 1990   Incorporated by reference to Exhibit
                  between the University of Miami and its     No. 10.1 to the Registration Statement.
                  School of Medicine and ProVec, Inc.
      10.2        Assignment of License Agreement dated       Incorporated by reference to Exhibit
                  January 20, 1992 between ProVec, Inc. and   No. 10.2 to the Registration Statement.
                  EpiDNA, Inc.
      10.3        Agreement between University of Miami and   Incorporated by reference to Exhibit
                  its School of Medicine and the Company      No. 10.3 to the Registration Statement.
                  dated August 21, 1996
      10.4        Employment Agreement dated                  Incorporated by reference to Exhibit
                  August 15, 1996 between Mead M. McCabe,     No. 10.4 to the Registration Statement.
                  Sr. and the Company
      10.5        Stock Option Addendum to Employment         Incorporated by reference to Exhibit
                  Agreement dated August 15, 1996 between     No. 10.5 to the Registration Statement.
                  Mead M. McCabe, Sr. And the Company
      10.6        Stock Option Addendum to Employment         Incorporated by reference to Exhibit
                  Agreement dated August 15, 1996 between     No. 10.7 to the Registration Statement.
                  Mead M. McCabe, Jr. and the Company
      10.7        Consulting Agreement dated June 19, 1996    Incorporated by reference to Exhibit
                  between James A. Joyce and the Company      No. 10.10 to the Registration
                                                              Statement.



      10.8        Letter Agreement dated December 16, 1994    Incorporated by reference to Exhibit
                  among Nyer Medical Group, Inc., the         No. 10.11 to the Registration
                  Company, Mead M. McCabe, Sr. And Mead M.    Statement.
                  McCabe, Jr.
      10.9        Investors Finders Agreement dated           Incorporated by reference to Exhibit
                  June 9, 1994 among Nyer Medical Group,      No. 10.12 to the Registration
                  Inc., and the Company and Gulf American     Statement.
                  Trading Company
     10.10        Industrial Real Estate Lease dated June     Incorporated by reference to Exhibit
                  12, 1997 among the Company and Jetex        No. 10.13 to the Company's Quarterly
                  Group, Inc.                                 Report on Form 10-QSB for the Quarter
                                                              ended June 30, 1997.
     10.11        Letter from University of Miami dated       Incorporated by reference to Exhibit
                  April 8, 1998                               No. 10.12 to the Company's Annual
                                                              Report on Form 10-KSB for the Fiscal
                                                              Year ended December 31, 1997.
     10.12        Promissory  Note  dated  as of  November 2, Incorporated by reference to Exhibit
                  1998 in the Original Principal Amount of    10.13 to the  Company's Annual Report
                  $50,000 given by the Company to Ms.         on Form 10-KSB for the Fiscal Year
                  Patricia A. Gionone                         ended December 31, 1998.
     10.13        Common Stock Purchase Warrant No. W-        Incorporated by reference to Exhibit
                  2 dated as of November 2, 1998 granted by   10.14 to the Company's Annual Report
                  the Company to Ms.Patricia A. Gionone       on Form 10-KSB for the Fiscal Year
                                                              ended December 31, 1998.
     10.14        Promissory Note dated as of November 2,     Incorporated by reference to Exhibit
                  1998 in the Original Principal Amount of    10.15 to the Company's Annual Report
                  $100,000 given by the Company to Jerome     on Form 10-KSB for the Fiscal Year
                  P. Seiden Irrevocable Trust Dated           ended December 31, 1998.
                  April 22, 1998
     10.15        Common Stock Purchase Warrant No. W-1       Incorporated by reference to Exhibit
                  dated as of November 2, 1998 granted by     10.16 to the Company's Annual Report
                  the Company to Jerome P. Seiden             on Form 10-KSB for the Fiscal Year
                  Irrevocable Trust Dated April 22, 1998      ended December 31, 1998.
     10.16        Common Stock Purchase Warrant No. W-5       Incorporated by reference to Exhibit
                  dated as of September 3, 1998 granted by    10.17 to the Company's Annual Report
                  the Company to Sterling Technology          on Form 10-KSB for the Fiscal Year
                  Partners, Ltd.                              ended December 31, 1998.
     10.17        Common Stock Purchase Warrant No. W-4       Incorporated by reference to Exhibit
                  dated as of January 19, 1999 granted by     10.18 to the Company's Annual Report
                  the Company to Sterling Technology          on Form 10-KSB for the Fiscal Year
                  Partners, Ltd.                              ended December 31, 1998.
     10.18        Common Stock Purchase Warrant No. W-7       Incorporated by reference to Exhibit
                  dated as of March 9, 1999 granted by the    10.19 to the Company's Annual Report
                  Company to Sterling Technology Partners,    on Form 10-KSB for the Fiscal Year
                  Ltd.                                        ended December 31, 1998.



     10.19        Common Stock Purchase Warrant No. W-3       Incorporated by reference to Exhibit
                  dated as of January 19, 1999 granted by     10.20 to the Company's Annual Report
                  the Company to Capital Research, Ltd.       on Form 10-KSB for the Fiscal Year
                                                              ended December 31, 1998.
     10.20        Promissory Note dated as of January  19,    Incorporated by reference to Exhibit
                  1999 in the Original Principal Amount of    10.21 to the Company's Annual Report
                  $163,500 given by the Company to Capital    on Form 10-KSB for the Fiscal Year
                  Research, Ltd.                              ended December 31, 1998.
     10.21        Pledge and Security Agreement dated as of   Incorporated by reference to Exhibit
                  January 19, 1999 between the Company and    10.22 to the Company's Annual Report
                  Capital Research, Ltd.                      on Form 10-KSB for the Fiscal Year
                                                              ended December 31, 1998.
     10.22        Registration Rights Agreement dated as of   Incorporated by reference to Exhibit
                  January 19, 1999 between the Company and    10.23 to the Company's Annual Report
                  Capital Research, Ltd.                      on Form 10-KSB for the Fiscal Year
                                                              ended December 31, 1998.
     10.23        Promissory Note dated as of March 9,  1999  Incorporated by reference to Exhibit
                  in the Original Principal Amount of         10.24 to the Company's Annual Report
                  $125,000 given by the Company to Capital    on Form 10-KSB for the Fiscal Year
                  Research,  Ltd.                             ended December 31, 1998.
     10.24        Common Stock Purchase Warrant No. W-6       Incorporated by reference to Exhibit
                  dated as of March 9, 1999 granted by the    10.25 to the Company's Annual Report
                  Company to Capital Research, Ltd.           on Form 10-KSB for the Fiscal Year
                                                              ended December 31, 1998.
     10.25        Registration Rights Agreement dated as of   Incorporated by reference to Exhibit
                  March 9, 1999 between the Company and       10.26 to the Company's Annual Report
                  Capital Research, Ltd.                      on Form 10-KSB for the Fiscal Year
                                                              ended December 31, 1998.
     10.26        Executive Employment Agreement, together    Incorporated by reference to Exhibit
                  with Stock Option Addendum, dated as of     10.26 to the Company's Amendment No. 1
                  June 1, 1999 between Mead M. McCabe, Jr.    to the Annual Report on Form 10-KSB
                  and the Company                             for the quarter ended December 31,
                                                              1999.
     10.27        Executive Employment Agreement, together    Incorporated by reference to Exhibit
                  with Stock Option Addendum, dated as of     10.27 to the Company's Amendment No. 1
                  June 1, 1999 between Mead M. McCabe, Sr.    to the Annual Report on Form 10-KSB
                  and the Company                             for the quarter ended December 31,
                                                              1999.
      11.         Statement re:  computation of earnings      Not applicable.
      18.         Letter on change in accounting principles   Not applicable.
      19.         Reports furnished to Security holders       Not applicable.
      22.         Published report regarding matters          Not applicable.
                  submitted to Vote
      23.         Consents of experts and counsel             Not applicable.
      24.         Power of Attorney                           Not applicable.
      27.         Financial Data Schedule                     Provided herewith.



     99.01        Non-Binding Letter of Intent to Acquire     Incorporated by reference to
                  DNA Sciences                                Exhibit 99.01 to the Company's
                                                              Quarterly   Report
                                                              on Form 10-QSB for
                                                              the quarter  ended
                                                              June 30, 1999.

(b)  REPORTS ON FORM 8-K.

         None.

                                             SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 10, 1999            GENETIC VECTORS, INC.
       -------------------

                                    By: /s/ Mead M. McCabe, Jr.
                                       -----------------------------------
                                       Mead M. McCabe, Jr.
                                       President

                                            EXHIBIT INDEX

  EXHIBIT NO.     DESCRIPTION                                 LOCATION                                      PAGE
  -----------     -----------                                 --------                                      ----
      3.1         Articles of Incorporation of the Company,   Incorporated by reference to Exhibit
                  as amended                                  No. 3.1 to Registrant's Registration
                                                              Statement (the "Registration
                                                              Statement") on Form SB-2 (Registration
                                                              Number 333-5530-A).
      3.2         By-laws of the Company                      Incorporated by reference to Exhibit
                                                              No. 3.2 to the Registration Statement.
      4.1         Form of Common Stock certificate            Incorporated by reference to Exhibit
                                                              No. 4.1 to the Registration Statement.
      4.2         Form of Underwriters' Warrant               Incorporated by reference to Exhibit
                                                              No. 4.2 to the Registration Statement.
      4.3         Form of 1996 Incentive Plan                 Incorporated by reference to Exhibit
                                                              No. 4.3 to the Registration Statement.
      10.1        License Agreement dated September 7, 1990   Incorporated by reference to Exhibit
                  between the University of Miami and its     No. 10.1 to the Registration Statement.
                  School of Medicine and ProVec, Inc.
      10.2        Assignment of License Agreement dated       Incorporated by reference to Exhibit
                  January 20, 1992 between ProVec, Inc. and   No. 10.2 to the Registration Statement.
                  EpiDNA, Inc.
      10.3        Agreement between University of Miami and   Incorporated by reference to Exhibit
                  its School of Medicine and the Company      No. 10.3 to the Registration Statement.
                  dated August 21, 1996
      10.4        Employment Agreement dated                  Incorporated by reference to Exhibit
                  August 15, 1996 between Mead M. McCabe,     No. 10.4 to the Registration Statement.
                  Sr. and the Company
      10.5        Stock Option Addendum to Employment         Incorporated by reference to Exhibit
                  Agreement dated August 15, 1996 between     No. 10.5 to the Registration Statement.
                  Mead M. McCabe, Sr. And the Company
      10.6        Stock Option Addendum to Employment         Incorporated by reference to Exhibit
                  Agreement dated August 15, 1996 between     No. 10.7 to the Registration Statement.
                  Mead M. McCabe, Jr. and the Company
      10.7        Consulting Agreement dated June 19, 1996    Incorporated by reference to Exhibit
                  between James A. Joyce and the Company      No. 10.10 to the Registration
                  Statement.
      10.8        Letter Agreement dated December 16, 1994    Incorporated by reference to Exhibit
                  among Nyer Medical Group, Inc., the         No. 10.11 to the Registration
                  Company, Mead M. McCabe, Sr. And Mead M.    Statement.
                  McCabe, Jr.



      10.9        Investors Finders Agreement dated           Incorporated by reference to Exhibit
                  June 9, 1994 among Nyer Medical Group,      No. 10.12 to the Registration
                  Inc., and the Company and Gulf American     Statement.
                  Trading Company
     10.10        Industrial Real Estate Lease dated June     Incorporated by reference to Exhibit
                  12, 1997 among the Company and Jetex        No. 10.13 to the Company's Quarterly
                  Group, Inc.                                 Report on Form 10-QSB for the Quarter
                                                              ended June 30, 1997.
     10.11        Letter from University of Miami dated       Incorporated by reference to Exhibit
                  April 8, 1998                               No. 10.12 to the Company's Annual
                                                              Report on Form 10-KSB for the Fiscal
                                                              Year ended December 31, 1997.
     10.12        Promissory Note dated as of November 2,     Incorporated by reference to Exhibit
                  1998 in the Original Principal Amount of    10.13 to the Company's Annual Report
                  $50,000 given by the Company to Ms.         on Form 10-KSB for the Fiscal Year
                  Patricia A. Gionone                         ended December 31, 1998.
     10.13        Common Stock Purchase Warrant No. W-2       Incorporated by reference to Exhibit
                  dated as of November 2, 1998 granted by     10.14 to the Company's Annual Report
                  the Company to Ms. Patricia A. Gionone      on Form 10-KSB for the Fiscal Year
                                                              ended December 31, 1998.
     10.14        Promissory Note dated as of November 2,     Incorporated by reference to Exhibit
                  1998 in the Original Principal Amount of    10.15 to the Company's Annual Report
                  $100,000 given by the Company to Jerome     on Form 10-KSB for the Fiscal Year
                  P. Seiden Irrevocable Trust Dated           ended December 31, 1998.
                  April 22, 1998
     10.15        Common Stock Purchase Warrant No. W-1       Incorporated by reference to Exhibit
                  dated as of November 2, 1998 granted by     10.16 to the Company's Annual Report
                  the Company to Jerome P. Seiden             on Form 10-KSB for the Fiscal Year
                  Irrevocable Trust Dated April 22, 1998      ended December 31, 1998.
     10.16        Common Stock Purchase Warrant No. W-5       Incorporated by reference to Exhibit
                  dated as of September 3, 1998 granted by    10.17 to the Company's Annual Report
                  the Company to Sterling Technology          on Form 10-KSB for the Fiscal Year
                  Partners, Ltd.                              ended December 31, 1998.
     10.17        Common Stock Purchase Warrant No. W-4       Incorporated by reference to Exhibit
                  dated as of January 19, 1999 granted by     10.18 to the Company's Annual Report
                  the Company to Sterling Technology          on Form 10-KSB for the Fiscal Year
                  Partners, Ltd.                              ended December 31, 1998.
     10.18        Common Stock Purchase Warrant No. W-7       Incorporated by reference to Exhibit
                  dated as of March 9, 1999 granted by the    10.19 to the Company's Annual Report
                  Company to Sterling Technology  Partners,   on Form 10-KSB for the Fiscal Year
                  Ltd.                                        ended December 31, 1998.
     10.19        Common Stock Purchase Warrant No. W-3       Incorporated by reference to Exhibit
                  dated as of January 19, 1999 granted by     10.20 to the Company's Annual Report
                  the Company to Capital Research, Ltd.       on Form 10-KSB for the Fiscal Year
                                                              ended December 31, 1998.



     10.20        Promissory  Note dated as of January 19,    Incorporated by reference to Exhibit
                  1999 in the Original Principal Amount of    10.21 to the Company's Annual Report
                  $163,500 given by the Company to Capital    on Form 10-KSB for the Fiscal Year
                  Research, Ltd.                              ended December 31, 1998.
     10.21        Pledge and Security Agreement dated as of   Incorporated by reference to Exhibit
                  January 19, 1999 between the Company and    10.22 to the Company's Annual Report
                  Capital Research, Ltd.                      on Form 10-KSB for the Fiscal Year
                                                              ended December 31, 1998.
     10.22        Registration Rights Agreement dated as of   Incorporated by reference to Exhibit
                  January 19, 1999 between the Company and    10.23 to the Company's Annual Report
                  Capital Research, Ltd.                      on Form 10-KSB for the Fiscal Year
                                                              ended December 31, 1998.
     10.23        Promissory Note dated as of March 9, 1999   Incorporated by reference to Exhibit
                  in the Original Principal Amount of         10.24 to the Company's Annual Report
                  $125,000 given by the Company to Capital    on Form 10-KSB for the Fiscal Year
                  Research, Ltd.                              ended December 31, 1998.
     10.24        Common Stock Purchase Warrant No. W-6       Incorporated by reference to Exhibit
                  dated as of March 9, 1999 granted by the    10.25 to the Company's Annual Report
                  Company to Capital Research, Ltd.           on Form 10-KSB for the Fiscal Year
                                                              ended December 31, 1998.
     10.25        Registration Rights Agreement dated as of   Incorporated by reference to Exhibit
                  March 9, 1999 between the Company and       10.26 to the Company's Annual Report
                  Capital Research, Ltd.                      on Form 10-KSB for the Fiscal Year
                                                              ended December 31, 1998.
     10.26        Executive Employment Agreement, together    Incorporated by reference to Exhibit
                  with Stock Option Addendum, dated as of     10.26 to the Company's Amendment No. 1
                  June 1, 1999 between Mead M. McCabe, Jr.    to the Annual Report on Form 10-KSB
                  and the Company                             for the quarter ended December 31,
                                                              1999.
     10.27        Executive Employment Agreement, together    Incorporated by reference to Exhibit
                  with Stock Option Addendum, dated as of     10.27 to the Company's Amendment No. 1
                  June 1, 1999 between Mead M. McCabe, Sr.    to the Annual Report on Form 10-KSB
                  and the Company                             for the quarter ended December 31,
                                                              1999.
      11.         Statement re:  computation of earnings      Not applicable.
      18.         Letter on change in accounting principles   Not applicable.
      19.         Reports furnished to Security holders       Not applicable.
      22.         Published report regarding matters          Not applicable.
                  submitted to Vote
      23.         Consents of experts and counsel             Not applicable.
      24.         Power of Attorney                           Not applicable.
      27.         Financial Data Schedule                     Provided herewith.
     99.01        Non-Binding Letter of Intent to Acquire     Incorporated by reference to
                  DNA Sciences                                Exhibit 99.01 to the Company's
                                                              Quarterly Report on Form 10-QSB for
                                                              the quarter ended June 30, 1999.