Form 10KSB
period 1999-12-31
GENETIC VECTORS INC
filed 2000-06-12
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

      (MARK ONE)

    |X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

                                For the fiscal year ended December 31, 1999

    | | Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

                                 (305) 716-0000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

        Securities registered under Section 12(b) of the Securities Act:

Title of Each Class                    Name of Exchange on which registered
-------------------                    -------------------------------
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

      The issuer generated revenues of $44,832 during its most recent fiscal year.

      The aggregate market value of the Company's voting stock held by non-affiliates as of June 5, 2000 was approximately $24,256,649 based on the average closing bid and asked prices of such stock on that date as quoted on the pink sheets. There were 3,722,843 shares of Common Stock outstanding as of June 5, 2000.

      Documents Incorporated by Reference: See Item 13

      This Form 10-KSB  consists of 364 pages.  The Exhibit Index begins on page
68.

                                     PART I


Item 1.  Description of Business
--------------------------------

Forward-Looking Statements and Associated Risks

      Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

      These  forward-looking   statements  address,   among  other  things,  the
integration of our January 2000 acquisition of DNA Sciences, Inc., the commercial viability of our products, our experience in the biotechnology industry, our plan of operations, the potential market and customer demand for our products. These statements may be found under "Management's Plan of Operation and Discussion and Analysis," as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Certain Business Risks" and matters described in this filing generally.

Introduction

      As of December 31, 1999, our company had cash and cash equivalents of $206,802 compared to $109,924 on December 31, 1998. We have limited cash. The increase in cash is attributable to borrowings and private equity offerings. We have had cash shortages since 1998 and will continue to have cash shortages unless we can raise significant additional capital. To date, we have generated only a nominal amount of revenue from our operations. We estimate that our current cash reserves will last no longer than December 1, 2000. Therefore, to continue operations beyond such date, we must raise additional capital from external sources. Such external capital will be necessary for our operations to reach a level where we may internally generate the cash flow necessary to sustain operations. We have entered into a non-binding letter of intent with an underwriter to sell up to $8.4 million of securities in a firm-commitment registered offering, although no assurances can be given that such an offering will take place or be successful. Our inability to raise significant capital in such a registered offering or otherwise will jeopardize our ability to continue operations beyond December 1, 2000.

Interim Financing

      Between November 1, 1998 and June 5, 2000, we borrowed a total of $2.3 million from various private investors, consisting of:

      o Unsecured loans of $150,000, with interest payable quarterly beginning on April 1, 1999 and the principal payable on November 2, 1999. We are in default of these loans for failing to pay principal and interest when due.

      o Secured loan of $100,000, with interest payable quarterly beginning on June 1, 1999 and the principal payable on April 18, 2000. We are in default of this loan for failing to pay principal and interest when due.

      o Secured loans of $1,238,500 in which the payment dates of principal and interest were extended on March 3, 2000 by the lenders to June 30, 2000.

      o Loans of $175,000 convertible into shares of common stock at a price of $5.00 per share and which are due in September 2000.

      o Loans of $600,000 convertible into shares of common stock at a price of $3.00 per share and which are due in November 2000.

      We will not be able to repay these loans unless we raise enough capital from external sources. Our business operations do not generate sufficient cash flow to repay these loans. Our inability to repay these loans may result, among other things, in the foreclosure of our assets. This would jeopardize our ability to continue operations.

      For additional information concerning the company's current financial situation, see "Certain Business Risks - We are in default of our outstanding indebtedness and may be unable to repay these loans"; "Certain Business Risks - Our limited operating history makes it difficult or impossible to evaluate our performance and make predictions about our future"; "Certain Business Risks - We have experienced losses and expect to incur losses in the future"; "Certain Business Risks - We may be unable to continue operations if we are unable to obtain additional capital" and "Management's Discussion and Analysis or Plan of Operation."

Our Company

      Our company is a biotechnology company. We specialize in the discovery of genetic patterns from which we intend to develop systems to determine disease risk, drug resistance, and therapeutic response. Our acquisition of DNA Sciences, Inc. on January 17, 2000 provided complimentary technology that has enabled us to enter the field of pharmacogenomics. Prior to our acquisition of DNA Sciences, we developed and are currently marketing the EpiDNA product line as a quality control tool for the multi-billion dollar biopharmaceutical industry. Pharmacogenomics (genomic discovery for healthcare applications) utilizes genetic information to identify the subtle changes in genetic structure that influence disease susceptibility, drug resistance, and therapeutic response. Our combined technology is useful for genetic screening of individuals and pathogenic organisms and monitoring the purity of biopharmaceuticals. Our EasyID genetic screening products are designed to study disease risk assessment, drug resistance, and drug responsiveness. Our initial areas of development include the genetic basis of cardiovascular disease, pathogenic yeast infections, and autoimmune diseases. We intend to market our systems to the clinical, pharmaceutical and industrial market sectors.

      On September 29, 1999, we filed our first genomic patent application covering the identification of pathogenic organisms responsible for deaths of many immunocompromised patients, including HIV and chemotherapy patients and transplant recipients. In addition, we are attempting to develop a new set of technologies and products designed to screen for genes involved in cardiovascular disease.

      We are a developmental stage company with limited operations, capital and revenue. Our company was formed on December 28, 1991, with our first product, EpiDNA Picogram Assay, introduced in 1997. We have had losses from operations since inception. Our shareholders' deficit as of December 31, 1999 was $8,920,356.

The Industry

      Rapid advances in genomics have intensified the commercial race to identify new gene targets for new therapeutics and diagnostics. The Human Genome Project is nearing completion with over 80,000 genes identified. The assembly phase, which entails putting the gene sequences in order on the genome, has begun and may be complete as early as June 2000. However, the ability of genomics to discover new targets is tempered by the realization that genetic diseases may involve defects in several genes, as well as the influence of currently unknown environmental factors.

      To date, the genomics race has been focused on identifying and sequencing genes across the human genome. The completion of the Human Genome Project will provide a "road map" of gene locations on the genome. Now companies are focusing on the next step, identifying which changes or mutations in the gene sequence determine disease susceptibility or drug efficacy.

Our Strategy

      We intend to expand our presence in the field of pharmacogenomics through our strategy of "Practical Geonomics." We intend to form new collaborations with strategic partners and expand existing relationships with current partners, which we anticipate will focus on the discovery of new genes involved in disease management and prediction. We also intend to expand our business opportunities through the enhancement of our product lines and intellectual property that may result from existing strategic partnerships. We also intend to expand our production capacity to meet the projected supply requirements of our targeted market and to continue the sale and marketing of our products.

      Additionally, we believe that there are favorable business acquisition opportunities that would enable us to expand our business more rapidly. To date, we have completed the acquisition of DNA Sciences, Inc., a California corporation. We believe that the successful consummation of several other acquisition opportunities would enable us to enhance our product lines, obtain new technologies, and increase revenue.

Our Products

      EasyID Product Line.

      The subtle differences in DNA structure are the basis for numerous genetic diseases, including diabetes, cancer and heart disease. Our efforts in gene discovery have resulted in the development of a product line, EasyID, that detects these subtle differences.

      The EasyID product line comprises a universal format that uses standard laboratory equipment and techniques to achieve results quickly. This universal format enables us to adapt our systems for any genetic target of interest.

      To date, the EasyID line has focused on three areas of development:

      1.   juvenile diabetes predisposition assessment;

      2.   yeast detection and genotyping; and

      3.   genes involved in cardiovascular disease.

      Juvenile Diabetes. Scientific reports have linked the onset of juvenile diabetes (IDDM1) to a particular DNA fingerprint within a region of the human genome. We have developed a system for the rapid detection of the highest risk genotype. The Norwegian Institute of Public Health is currently using this system to test for genetic predisposition to juvenile diabetes in a population-based study.

      Cardiovascular Diseases. Cardiovascular disease is among the leading causes of death in the United States. Scientific publications have recently reported links between naturally occurring genetic variations and the onset of cardiovascular disease. Publications have also described the influence of genetic differences in response to common therapeutics. One of the most dramatic examples of this is a polymorphic variation in the CETP gene, which influences response to the statins, a class of widely prescribed cholesterol lowering medication.

      Through our collaborations, we are developing systems to discover and identify genetic differences that result in differential therapeutic response. Our first product in development is a system designed to map the CETP gene.

      Our future development will focus on other genes related to cholesterol levels and heart disease. We plan to collect genetic information from over 3,000 heart patients enrolled in a collaborative study. We will use this information to develop new systems designed to predict clinical outcomes, disease progression, and therapeutic response. We intend to file patents on genetic patterns we discover that are useful as disease markers.

      Microbial Identification. We are developing the EasyID technology for the rapid identification of microbes of commercial, research, and diagnostic interest. The EasyID technology is based on a series of small DNA probes that are designed to discriminate subtle genetic differences. The product line originates from collaboration with both the University of Miami and the United States Department of Agriculture. These collaborative research agreements have resulted in a patent application for the genetic sequences of Cryptococcus neogormans, pathogenic yeast responsible for deaths in AIDS infected patients. We intend to commercialize these sequences using our oligoplate technology and market to healthcare institutions.

      Yeast have emerged as major pathogens in the growing population of patients with weakened or suppressed immune systems. These individuals include transplant recipients and patients with cancer, leukemia or AIDS. The mortality rates for systemic yeast infection are high, primarily a reflection of the absence of adequate and timely diagnostic tests. Rapid, sensitive and dependable tests for pathogenic yeast are of critical importance for the prompt treatment of disease. We have developed a rapid molecular test that identifies yeast species, strains or genotypes in a few hours.

      A commercial anti-body-based test for yeast is available, but costs about $15 per test. We believe that our EasyID DNA probe will allow accurate identification of yeast species and strains, at a lower cost than existing products and much more rapidly than conventional techniques.

      EpiDNA Product Line

      Detection of Nucleic Acids. The EpiDNA technology is a broadly applicable method for labeling and detecting nucleic acids, particularly DNA. The importance of the ability to attach labels to nucleic acids arises from the use of nucleic acids as probes to identify, locate and isolate DNA fragments containing a single gene in a mixture of DNA fragments containing thousands of different genes. DNA labeling technology is analogous to the photographic development process. The label makes the results of esoteric DNA hybridization reactions visible to the naked eye in the same sense that developing solutions render the latent image in a photograph visible. The visual results of this process are pictures of DNA hybrids or DNA fingerprints. Nucleic acid probes are usually labeled with radioactivity so that the probe and the gene to which it is bound can be located. The use of nonradioactive labels on probes is becoming an increasingly attractive alternative because of the dangers associated with radioactivity and the expense of disposing of radioactive waste. The recent introduction of chemiluminescent detection methods for nonradioactive probes provides sensitivity equaling that of radioactive probes without the risks and expenses of radioactivity. The patented EpiDNA technology can be used to make these types of non-radioactive labeled nucleic acid probes.

      The EpiDNA labeling technology involves a versatile chemical procedure for attaching labels to nucleic acids. We believe this process is superior in its ability to attach a variety of labels to nucleic acids, regardless of the size of the nucleic acid. The process is normally completed within a few hours, and can be accomplished in a single test tube with no loss of nucleic acid. We believe that scaling the reaction up to production levels (milligram and gram amounts of nucleic acids) is possible. The core EpiDNA technology is suited for the attachment of any detectable molecule (such as biotin, fluorescent or phosphorescent compounds, enzymes or chelators) to nucleic acids.

      The EpiDNA technology is not restricted to the labeling of probes, but can also provide a method to accurately measure nucleic acids at very low concentrations. This characteristic of our technology provides the basis for the Picogram Assay which is targeted to process development and monitoring, and to quality control and research laboratories.

      The Picogram Assay. Processes for manufacturing biopharmaceuticals, such as monoclonal antibodies and recombinant proteins, result in potentially harmful contamination with DNA, the material that carries the genetic code and could carry cancer-causing oncogenes. FDA guidelines recommend that manufacturers monitor the content of DNA to assure that the level of DNA does not exceed 100 picograms per injected dose. Under FDA guidelines, each biopharmaceutical manufacturer must devise its own in-house quality control protocol to determine the purity of each product. Companies are free to adapt current technology, including commercially available assays, to this purpose. This requirement creates a niche in the biotechnology industry market into which we plan to market the Picogram Assay kit for the measurement of DNA in biopharmaceuticals.

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

      Nucleic Acid Probe Labeling and Detection Kits. DNA technology is rapidly expanding in the life sciences in areas that can benefit from genetic analysis or the manipulation of genetic material. Nucleic acid probes are routinely used in many of these applications to identify specific genes and separate them from all other genes. We believe that the EpiDNA labeling kits will provide the components for the preparation of DNA or ribonucleic acid ("RNA") probes for the detection of specific nucleic acids. We intend to develop kits specialized for the attachment of compounds as diverse as biotin, digoxigenin, enzymes and fluorescent compounds and chelators using the labeling procedure.

      DNAMax Protein Removal Kits. A kit designed to remove high concentrations of protein from biopharmaceuticals was developed by our company to be used to separate proteins from trace DNA in samples before testing with the EpiDNA
Picogram Assay. We believe the DNAMax kit provides a superior method for recovering picogram amounts of DNA from very concentrated protein solutions. We believe this kit will be useful for basic research uses where small amounts of DNA must be extracted from samples and tested by techniques such as the polymerase chain reaction. A utility patent application covering the DNAMax technology has been filed with the United States Patent and Trademark Office and a PCT application has been filed.

Marketing and Sales

      EasyID Genomics Systems. Since our scientific collaborators are also large clinical sites that are anticipated to order a high volume of our products, we do not anticipate a need for a large direct marketing or sales force in 2000. Our marketing efforts will primarily consist of designing, installing, and servicing our genomic-based systems at our collaborative sites. Our scientific staff will act as technical consultants to these locations.

      We anticipate that our gene discovery program, combined with our scientific collaborations, will also result in technology licensing opportunities to large clinical institutions and pharmaceutical companies. Our plan includes licensing the use of our proprietary genetic sequences to these institutions for use in pharmaceutical development and direct patient care.

      Our current projects may result in the development of new technologies, as well as the discoveries of important genetic sequence patterns. It may become desirable to form a joint venture with our scientific collaborators to more effectively pursue the commercialization of these new technologies.

      We plan to market our products to the public in 2001 through the use of domestic and international distributors. Distributors will have the opportunity to sell certain products on a limited, non-exclusive basis. Other products may become available for private label or an exclusive license in certain cases. In addition, we plan to utilize electronic commerce to market and sell all of our products.

      EpiDNA Quality Systems. We began targeting the biopharmaceutical quality assurance market during the second half of 1998. Since this market comprises relatively few companies, we have been using a direct sales approach. We plan to supplement our direct sales efforts with the use of independent distributors. Our marketing plan will target companies in the biopharmaceutical industry and in the reference laboratories serving as quality assurance testing sites for smaller biopharmaceutical companies. Our marketing and sales strategy will be to establish direct contact with specific individuals within each target company or reference laboratory. We intend to place limited advertising in major trade journals such as Science, Biotechniques and BioPharm to inform potential customers of the existence and potential benefit of the Picogram Assay. We intend to have representatives attend major national and international industry trade shows to gain direct access to potential customers and to establish overseas distributors to reach international customers. We also intend to present our product to a variety of potential customers via the Internet. We currently have no sales force, and there can be no assurance that a sales force can be hired, or, if hired, that such sales force will be able to successfully sell our products.

      Subsequently, we intend to introduce and market the products developed by our EasyID product research and development activities. This is a long-term development activity to formulate products that we believe will have quality assurance applications in the food and beverage industry. We intend to develop and market kits for the identification of beneficial yeast significant in wine and beer manufacturing and yeast associated with food and beverage spoilage.

Manufacturing and Suppliers

      Our manufacturing and research and development activities are conducted in a 14,000 square foot facility in Miami and a 1,500 square foot facility in California. We intend to complete a build-out of a production area in our Florida facility and we believe that, after such build-out, this floor space will be adequate for our manufacturing and research and development facilities for the foreseeable future.

      Certain key components of our Picogram Assay and DNAMax products are currently provided by a limited number of sources, and many components are provided by outside vendors. One component is provided by a single source. We are utilizing contract manufacturers to manufacture required reagents for our Picogram Assay. Two key components of the EpiDNA Picogram Assay Kit, the "GeNuncTM" reaction modules and the "MaxisorpTM" immunomodules are manufactured by NUNC (a Danish entity), but can also be obtained from United States distributors. One of the key components of the Picogram Assay is available only from a single supplier.

On January 17, 2000, We Acquired DNA Sciences, Inc.

      On January 17, 2000, we acquired DNA Sciences, Inc., which operates as a wholly-owned subsidiary of our company. In the transaction, we issued 450,000 shares of our common stock to the shareholders of DNA Sciences, Inc. in exchange for all of their shares of DNA Sciences, Inc. The shareholders of DNA Sciences, Inc. also have the ability to nominate one director to our Board of Directors and have nominated Eric Wilkinson to be their nominee.

      Founded in 1999, DNA Sciences, Inc. is a development stage biotechnology company that intends to specialize in the development of genetic systems for medical and industrial markets. DNA Sciences, Inc.'s initial target market is the DNA probe market, which includes tissue typing, infectious disease detection and quantification and genetic predisposition testing. On February 16, 2000, DNA Sciences, Inc.'s name was changed to Genetic Vectors of California, Inc.

Competition

      The biotechnology industry is subject to intense competition. Our competitors in the United States and internationally are numerous and include, among others, diagnostics, health care, pharmaceutical and biotechnology companies. Additionally, other companies, including large biotechnology companies, may enter our business in the future. Potential competitors may be able to develop technologies that are as effective as, or more effective or easier to interpret than those offered by us, which would render our products noncompetitive or obsolete. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution and technological resources than us. Such existing and potential competitors may also enjoy substantial advantages over us in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise and distribution channels. There can be no assurance that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

      DNA Contamination Assays in Biopharmaceuticals. Several companies are currently involved in making or selling trace DNA detection reagents or equipment, or performing assays. In this market there are two types of competitors: (1) instrument and reagent sellers and (2) specialty reference laboratories. We believe that the largest competitive element in the current market is specialty reference laboratories. These reference laboratories offer DNA assaying at their own facilities based on their own individually developed assays. While clearly competitors, we believe that these facilities also represent potential customers for our products.

      Nucleic Acid Labeling and DNA Detection Kits. The market served by nucleic acid labeling and detection reagents is the molecular biology research market. There are at least 50 companies which are primarily identified with this market. Of these, several offer nucleic acid labeling and detection kit. In the DNA detection area, we know of several vendors that provide reagents for detecting DNA.

      We believe that our products will lend themselves to low cost manufacturing of DNA labeling and detection products on a large scale basis. We also believe our technology can be used to produce reagents and test kits at quality equivalent to or better than our direct competitors. There can be no assurance that this large-scale development or quality level will occur.

Governmental Regulation

      We may, in the future, endeavor to partner with pharmaceutical companies in the area of drug development. Any drug products developed by us or our future collaborative partners, prior to marketing in the United States, would be required to undergo an extensive regulatory approval process by the FDA. The regulatory process, which includes preclinical testing and clinical trials of each therapeutic product in order to establish its safety and efficacy, can take many years and requires the expenditure of substantial resources. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory agency approval. In addition, delays or rejections may be encountered during the period of therapeutic development, including delays during the period of review of any application. Delays in obtaining regulatory approvals could adversely affect the marketing of any therapeutics developed by us or our collaborative partners, impose costly procedures upon us and our collaborative partners' activities, diminish any competitive advantages that we or our collaborative partners may attain and adversely affect our ability to receive royalties. Once regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which it may be marketed. Further, even if such regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer. Such restriction could include withdrawal of the product from the market.

Employees

      We have currently nine employees, three of whom are executive officers and all of whom are full-time employees. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.

Intellectual Property Rights

      We have acquired rights to make, use and sell certain products under the patents referred to herein pursuant to a License Agreement dated September 7, 1990 (the "License Agreement") between ProVec, Inc., a company owned by Dr. Mead McCabe, and the University of Miami and its School of Medicine, the owner of the patents and patent applications. The University of Miami acquired the rights by virtue of an employee agreement and the University Patent Policy. Parts of the invention were made using funds of the United States Government. On January 20, 1992, ProVec assigned its rights under the License Agreement to EpiDNA, Inc., a wholly owned subsidiary of ours. EpiDNA merged into us on September 6, 1996.

      The license granted under the License Agreement is worldwide and exclusive (except for the rights of the Federal Government) providing us with the right to manufacture, use and sell products utilizing the patents and patent applications referred to herein. We have the obligation, at our own expense, to prosecute and maintain patents in the name of or on behalf of the University of Miami. Further, we are obligated to maintain product liability insurance, with the University of Miami being named as an additional insured. The License Agreement provides for payment of a maintenance fee of $500 and a running royalty of 4% of net sales of products using the technology. The maintenance fee is creditable against royalties subsequently due in a given year. The term of the License Agreement is the life of the U.S. patent and/or our foreign counterpart patents. The License Agreement can be terminated by the University of Miami for material breaches by us. Primary among such breaches are failure to file quarterly reports of sales, nonpayment of royalties, failure to develop and sell products based on the technology, cessation of sales for a period of three months and bankruptcy or adjudication of insolvency. A two-month cure period is provided for correction of breaches. If the License Agreement is terminated by the University of Miami, the ownership of the patents and patent applications and all rights to develop, manufacture and sell products under the patents and patent applications will revert to the University of Miami and we will be unable to produce, market or sell products whose manufacture, use or sale is covered by the claims of the patents and patent applications referred to herein. Thus, we would suffer a material adverse effect on our business, financial condition and viability if the University of Miami terminated the License Agreement.

      Since the patents and patent applications referred to herein were made, in part, using federal funds provided by a federal agency, the National Institute of Health (the "NIH") has a nonexclusive, nontransferable, irrevocable, paid-up worldwide license to practice the invention (35 U.S.C. 202 (c)(4)). Under this nonexclusive license, the NIH can use the technology in federally-funded projects or it can, if provided in a treaty or agreement, sublicense the technology to a foreign government or international organization. The NIH also has certain rights (35 U.S.C. 203) allowing it to grant licenses to third parties if it is determined that practical application of the invention is not occurring, even exclusive licenses, as well as march-in rights to meet unmet health or safety needs, to meet requirements for public use specified in federal regulations or for failure to manufacture in the United States or to obtain a waiver of such provisions. The grant of an exclusive license or the exercise of the march-in rights would cause us to suffer a material adverse effect on our business, financial condition and viability. As described herein, we have already developed products based on the technology and intend to continue the commercialization of the technology.

      At our expense, we applied on behalf of the University of Miami for patent protection for part of the technology in the United States and other countries. Patents have issued from the United States (Patent Numbers 5,593,829 and 5,656,742), New Zealand (246228G), Australia (671970G), EPO (0625985, patents in
15 countries) and Germany (69220383).

      We filed the Utility Patent Application "Method of Protein Removal" with the United States Patent and Trademark Office on December 9, 1999, and a PCT application of the same title on December 10, 1999, claiming a DNA extraction method solely invented by us. We believe this method, sold under the trademark DNAMax, is unique in its ability to recover trace amounts of DNA from protein solutions in a form that can be measured with our EpiDNA Picogram Assay or amplified with the polymerase chain reaction ("PCR").

Research and Development Agreements

      We entered into a Research and Development Agreement with the University of Miami on March 12, 1997. Under the agreement, the University provides scientific expertise in the identification of yeast and conducts sequencing of yeast genes for the development of sequence databases for the identification of pathogenic yeast and yeast of commercial interest. We pay $17,410 per month under this agreement to the University to provide salaries for scientists and supplies for this work. The University provides sequencing equipment and laboratory facilities. The terms of the agreement provide that inventions that are jointly invented are jointly owned, while those invented solely by the University or solely by us are owned by the inventing party. Under the agreement, we have the right, at our expense, to file patents on inventions jointly invented or invented solely by the University. We filed a Provisional Patent Application, "Method of Identifying Pathogenic Yeast," on September 29, 1999 describing a gene sequence database and a method, based on DNA probes and primers, for the identification of the pathogen Cryptococcus neoformans and its genotypes. Prior to initiating sales of products that may be based on this invention, we intend to negotiate and execute a licensing agreement with the University. We intend to file a Utility Patent Application with the U.S. Patent and Trademark Office and a PCT Application covering the invention described in the Provisional Patent Application `Method of Identifying Pathogenic Yeast" by September 29, 2000.

      We entered into a three-year Cooperative Research and Development Agreement ("CRADA") with the Agricultural Research Services of the United States Department of Agriculture (the "ARS") on June 1, 1998 (R&D Agreement No.
58-3K95-8-643, "Development of Arrayed Probes for Rapid Identification of Yeast"). The ARS will provide expertise in the identification of yeast, provide access to an existing database, sequence genes of yeast to construct new sequence databases for the identification of pathogenic yeast and yeast of commercial interest, and test and evaluate our products for yeast identification. We are paying to the ARS $192,757 over the 3-year term of the CRADA for a technician, supplies and a maintenance contract on the DNA sequencer, in support of this sequencing effort. Under the terms of the CRADA, we provide expertise on arrayed probe development, synthesis of probes and detection of probes, and we agree to develop, market and sell or otherwise commercialize products developed from the technology discovered. We agree to pay the ARS a royalty of 2% of net sales of these products. The inventing party owns inventions made solely by us or solely by the ARS and joint inventions are owned jointly. The ARS is granted a royalty-free, nonexclusive, worldwide, irrevocable, nontransferable license on any subject invention solely owned by us. The ARS has first option to prepare and prosecute patent applications on subject inventions solely owned by ARS or jointly owned with us. This option may be waived in whole or in part. We have the right of first refusal to an exclusive license in subject inventions owned or co-owned by the ARS. We shall own copyrightable material that we produce in whole or in part. We granted the ARS a worldwide royalty-free and nonexclusive license to use such copyrightable work for U.S. Government purposes. We believe this CRADA, in combination with the agreement with the University of Miami, provides us with world-class scientific expertise in the yeast, as well as the ability to develop sequence databases and products for the identification of pathogenic yeast and yeast of commercial importance. During 1999 and 1998, we spent $556,000 and $985,000, respectively, for research and development activities.

Certain Business Risks

      You should carefully consider the risks described below before trading in our common stock. Our most significant risks and uncertainties are described below; however, they are not the only ones we face. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the trading price of our common stock could decline and you may lose all or part of your investment.

We are in default of some of our outstanding indebtedness and may be unable to repay these loans

      Between November 1, 1998 and June 5, 2000, we borrowed a total of $2.3 million from various private investors, consisting of:

      o Unsecured loans of $150,000, with interest payable quarterly beginning on April 1, 1999 and the principal payable on November 2, 1999. We are in default of these loans for failing to pay principal and interest when due.

      o Secured loan of $100,000, with interest payable quarterly beginning on June 1, 1999 and the principal payable on April 18, 2000. We are in default of this loan for failing to pay principal and interest when due.

      o Secured loan of $1,238,500, in which the payment dates of principal and interest were extended on March 3, 2000 by the lenders to June 30, 2000.

      o Loans of $175,000 convertible into shares of common stock at a price of $5.00 per share and which are due in September 2000.

      o Loans of $600,000 convertible into shares of common stock at a price of $3.00 per share and which are due in November 2000.

      We will not be able to repay these loans unless we raise enough capital from external sources. Our business operations do not generate sufficient cash flow to repay these loans. Our inability to repay these loans may result, among other things, in the foreclosure of our assets. This would jeopardize our ability to continue operations, and our stock price would likely decline.

Our limited operating history makes it difficult or impossible to evaluate our performance and make predictions about our future

      We were organized in 1991 and are in the development stage. To date, we have generated very limited revenues from the sale of our products. Our limited operating history makes an evaluation of our future prospects very difficult. As a development stage company, we will encounter the types of risks, uncertainties and difficulties frequently encountered by early-stage companies. Many of these risks and uncertainties are described in more detail elsewhere in this "Certain Business Risks" section. We may not successfully address some or all of these risks. If we do not successfully address these risks, our future business prospects will be significantly limited and, as a result, the trading price of our common stock would likely decline.

We have experienced significant losses and expect to incur losses in the future

      We incurred net losses of $2.8 million and $2.6 million in 1999 and 1998, respectively. Our cumulative net loss since our inception on January 1, 1992 was $8.9 million. We expect to incur substantial losses for the foreseeable future in connection with our research and development efforts, as well as the expenses associated with attempting to commercialize our products, including expenses for manufacturing, marketing and distributing our products.

We may be unable to continue operations if we are unable to obtain additional capital

      We had $206,802 of cash as of December 31, 1999. Since December 31, 1999, we have borrowed a total of $1.0 million, consisting of a $250,000 loan from a private investor on February 11, 2000, a $75,000 loan from a private investor on March 2, 2000, a $100,000 loan from a private investor on March 7, 2000, a $100,000 loan from a private investor on May 8, 2000 and a $500,000 loan from a private investor on May 26, 2000. We project that these proceeds will fund our operations no longer than December 1, 2000. Our independent auditors have noted there is substantial doubt about our ability to continue as a going concern. See
Note 2 to the Financial Statements. This "going concern" opinion is due, in part, to our need to obtain from external sources additional financing adequate to complete development activities and to achieve a level of sales adequate to support our cost structure. In the absence of additional capital, we will be required to significantly curtail or cease our business activities, and our stock price would decline.

Our Common Stock Price May Be Lower Due to Quotation on the "Pink Sheets"

      Our common stock has historically been quoted on the OTC Bulletin Board under the symbol "GVEC." Our common stock was no longer eligible for such quotation as of March 31, 2000 because we were delinquent in filing our Annual Report on Form 10-KSB. Our common stock is currently quoted on the "pink sheets." Generally, common stock that is quoted on the "pink sheets" has less liquidity than stock quoted on the OTC Bulletin Board because some broker-dealers will not execute orders for stock quoted on the "pink sheets" and because pricing information is more difficult to obtain. This illiquidity may result in a lower stock price.


                                       11a

We will need to rely on collaborative partners to facilitate the sale of our products and our failure to enter into such collaborative arrangements will hinder our ability to sell our products and services

      In the future we may, in order to facilitate the sale of our systems, enter into collaborative selling arrangements with one or more other persons. It is uncertain whether we will be able to negotiate acceptable collaborative arrangements in the future or that such collaborative arrangements will be successful. If we are unable to identify collaborative partners to sell certain of our services and/or products, we may be forced to develop an internal sales force to market and sell our services and/or products in markets where we are not intending on developing a direct selling presence. Such a process would take more time and potentially cost more. As a result, our revenues and earnings would be reduced. If we do enter into collaborative selling arrangements, our success will depend upon the efforts of others and may be beyond our control.


                                       11b

We may not be able to successfully market our products in the United States or internationally

      We have limited experience in marketing our products. We intend to market our products in the United States, Europe and Asia through collaborative selling arrangements and/or through a network of independent distributors supported by a direct sales force. We do not currently have a sales force in place and no distribution agreements have been entered into. Our ability to market our product in Europe and Asia and other areas will depend on our ability to fund such efforts as well as our ability to develop strategic alliances with marketing partners. Our inability to successfully market our products would jeopardize our ability to generate revenue sufficient to support our operations.

Our products may not gain market acceptance, which would jeopardize our ability to generate revenue and continue operations

      We are highly dependent on a limited number of product lines and our long-term success may depend on the market acceptance of these products. We currently have two product lines, the EpiDNA and DNAtect product lines and another product line under development, the EasyID product line. Market acceptance of our product lines will depend, in part, on the our ability to demonstrate  the  superiority  of them  with  respect  to  existing  techniques, including the products' accuracy, ease of use, reliability and cost-effectiveness and on the effectiveness of our marketing efforts. These efforts have been adversely affected by our working capital shortage. No assurance can be given that we will gain market acceptance for our product lines. Failure to gain market acceptance for these product lines will jeopardize our ability to obtain capital, and generate revenue to continue operations, likely resulting in a lower stock price.

The technology in our products is rapidly evolving, and our inability to evolve with this technology may jeopardize the commercial viability of our products

      The science and technology of the EpiDNA and EasyID product lines are rapidly evolving. The commercial viability of our product lines has not been proven, as we have only conducted limited marketing efforts for our existing products and other proposed products are in the early stage of development. All of our products are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibility that any or all of these products are found to be ineffective, unsafe, or otherwise fail to receive necessary regulatory clearances, if any, that these products, though effective, are uneconomical to market, that third parties hold proprietary rights that preclude us from marketing them, or that third parties market a superior or equivalent product. Accordingly, we are unable to predict whether our products will become commercially viable.

We may not be able to successfully develop our manufacturing process, which would jeopardize our ability to generate revenue

      We have limited experience in manufacturing our products, and we have not yet determined whether we will be able to produce sufficient quantities of such products at commercially reasonable costs. Our inability to produce sufficient quantities at commercially reasonable costs would jeopardize our ability to generate revenue sufficient to support our operations. In such event, our stock price would likely decline.

We are subject to risks related to product liability claims, which are expensive to defend and may result in negative publicity

      The nature of our business exposes us to risk from product liability claims. We maintain product liability insurance for some of our products with limits of $1 million per occurrence and $2 million in the aggregate per year.
Such insurance coverage is, however, becoming increasingly expensive and there can be no assurance that our insurance will be adequate to cover future product liability claims, or that we will be successful in maintaining adequate product liability insurance at acceptable rates. In addition, due to our working capital shortage, there can be no assurance that we will be able to fund the premiums for our existing insurance. Any losses that we may suffer from future liability claims, and any adverse publicity from product liability litigation, may adversely affect our business operations and our stock price.

We may not be able to successfully maintain our current patents, obtain new patents, or operate without infringing upon the proprietary rights of other parties

      Our success will depend in part on our ability to obtain and maintain patent protection for our products, preserve our trade secrets, and operate without infringing upon the proprietary rights of other parties. There can be no assurance that patent applications to which we hold ownership or license rights will result in the issuance of patents, that any patents issued or licensed to us will not be challenged and held to be invalid, or that any such patents will provide commercially significant protection to our technology, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information not covered by patents to which we have rights or obtain access to our know-how or that others will not be issued patents which may prevent the sale of one or more of our products, or require licensing and the payment of significant fees or royalties by us to third parties in order to enable us to conduct our business. Defense and prosecution of patent claims can be expensive and time consuming, regardless of whether the outcome is favorable to us, and can result in the diversion of substantial financial, management, and other resources from our other activities. An adverse outcome could subject us to significant liability to third parties, require us to obtain licenses from third parties, or require us to cease any related research and development activities or product sales. In addition, the laws of certain countries may not protect our intellectual property. Due to our working capital shortage, there can be no assurance that we will be able to continue our existing patent applications.

We may not be able to successfully protect our proprietary information

      Our success is also dependent upon the skills, knowledge, and experience of our scientific and technical personnel. To help protect our rights, we generally require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside our company and in most cases assignment to us of their ideas, developments, discoveries and inventions. There can be no assurance, however, that these agreements will provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

We may not be able to hire, retain and integrate key personnel

      Our ability to successfully manage our growth will substantially depend on our ability to attract and retain additional qualified management personnel. Because of our extreme cash shortage, our ability to attract or retain qualified personnel has been hindered. Currently, none of our administrative staff has any experience in running a large company or a company whose securities are publicly held, apart from our company. There can be no assurance that the demands placed on our personnel by the cash shortage or the growth of our business and the need for close monitoring of our operations and financial performance through appropriate and reliable administrative and accounting procedures and controls will be met, or that we will otherwise manage our growth successfully; the failure to do so could have a material adverse effect on our business, results of operations and financial condition. There is significant competition for qualified personnel, and there can be no assurance that we will be successful in recruiting, retaining or training the management personnel we require. We have designated Mead M. McCabe, Jr. as our principal financial officer. We currently have no officer with previous experience in managing the financial and accounting functions of a publicly-held company.

We face risks related to government regulation

      Changes in existing regulations could require advance regulatory approval of genetic susceptibility tests which may result in a substantial curtailment or even prohibition of our activities without regulatory approval. If our tests ever require regulatory approval, the costs of introduction will increase and marketing and sales may be significantly delayed.

      Further, several years ago the FDA proposed to regulate as medical devices the "active ingredients" (known as "analyze specific reagents" or "ASRs") of certain tests developed by, or in conjunction with, clinical laboratories. Currently, a final rule has not been issued. The FDA has specifically stated that it is not provided to the laboratories that perform them. According to the FDA, any contemplated additional controls (e.g. submission for Pre-Market
Approval applications) over the tests themselves would likely involve those tests which identify genes associated with cancer or diseases associated with dementia. If the FDA requires Pre-Market Approval of our genetic susceptibility test, our company may be required to conduct pre-clinical studies, obtain an investigational device exemption to conduct clinical tests, file a Pre-Market Approval application, and obtain FDA approval. There can be no assurance such approval would be received on a timely basis, if at all. The failure to receive such approval could require us to develop alternative testing methods or utilize approved ASRs, which could result in the delay or stop the use of such test. Such a delay or termination could result in reduced revenues or losses.

      Although our primary business is the development of systems to determine disease risk, drug resistance and therapeutic response based on genetic patterns, we may also develop or assist others to develop, drugs or other treatments for the diseases related to our tests. The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of drug products such as those potentially to be developed by our company or any partner. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA approvals is uncertain and typically takes a number of years, depending on the type, complexity and novelty of the product. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Because certain of the products likely to result from our research and development programs involve the application of new technologies and will be based on new approaches, such products may be subject to substantial additional review by various governmental regulatory authorities and as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies. There can be no assurance that FDA approvals will be obtained in a timely manner, if at all. Any delay in obtaining, or the failure to obtain, such approvals would adversely affect our ability to generate product sales. Even if FDA approvals are obtained, the marketing and manufacturing of drug products are subject to continuing FDA and other regulatory review. Additional governmental regulations may be promulgated which could delay regulatory approval of our potential products. We cannot predict the impact of adverse governmental regulation that might arise from future legislative or administrative action.

      We intend to generate product revenues from sales outside of the United States. Distribution of our products outside the United States may be subject to extensive governmental regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary by country. It is uncertain whether we will obtain regulatory approvals in such countries or that we will be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in reduced revenues and earnings.

We do not anticipate distributing any dividends to our shareholders

      We anticipate that for the foreseeable future earnings, if any, will be retained by us to finance the development of our business and will not be distributed to our shareholders as dividends. The declaration and payment of any dividends by us at some future time, if any, will depend upon the our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit arrangements or senior securities and any other factors deemed relevant by the Board of Directors. Any declaration and payment of a dividend by us will at all times be in the discretion of our Board of Directors. See "Market for Common Equity and Related Stockholder Matters - Dividends."

Item 2.  Description of Property
--------------------------------

      The Company currently leases approximately 14,000 square feet of office space located at 5201 N.W. 77th Avenue, Suite 100, Miami, Florida 33166. This lease, which was entered into on June 12, 1997, has a ten-year term and the property is in good condition. Our wholly-owned subsidiary, Genetic Vectors of California, Inc., is located at 9466 Black Mountain Road, Suite 130, San Diego, California 92126. This lease is month-to-month and covers approximately 2,000 square feet.

Item 3.  Legal Proceedings
--------------------------

      The Company is not aware of any legal proceedings involving the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

Market Information

      Our common stock is traded in the over-the-counter market and is quoted on the pink sheets under the symbol "GVEC." The following tables show the high and low bid prices for our common stock for each quarter within the last two fiscal years.(1) Our bid price as of June 5, 2000 on the pink sheets was $6.03125.

                                           Bid Price Per Share(2)
                                           ----------------------
                                            High                Low
                                            ----                ---
      First Quarter 1998                 $  8.75             $ 7.00
      Second Quarter 1998                $ 9.875             $ 8.75
      Third Quarter 1998                 $9.9375             $ 7.50
      Fourth Quarter 1998                $  8.50             $ 3.50

                                           Bid Price Per Share(2)
                                           ----------------------
                                            High                Low
                                            ----                ---
      First Quarter 1999                 $  6.75             $ 4.75
      Second Quarter 1999                $  6.75             $ 5.50
      Third Quarter 1999                 $  5.75             $ 4.50
      Fourth Quarter 1999                $  6.00             $ 5.03

                                           Bid Price Per Share(2)
                                           ----------------------
                                            High                Low
                                            ----                ---
      First Quarter 2000                 $  7.50             $ 5.50

      -------------------------------

      (1)   This information was obtained from the OTC Bulletin Board.

      (2) We believe that these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Holders of Common Stock

      As of June 5, 2000, there were approximately 398 holders of record of the Common Stock.

Dividends

      Our company has not paid any  dividends  on its common  stock at any time.
Section 607.06401 of Florida Statutes prohibits the payment of dividends by any corporation which, after taking into account such dividend, would not be able to pay its debts as they become due or which would result in such corporation's total assets being less than its total liabilities. This provision may prohibit us from paying dividends unless we obtain significant new capital. Other than the foregoing, we are not aware of any restrictions on our ability to pay dividends on our common stock, but our company's management does not anticipate paying any dividends for the foreseeable future.

Sales of Unregistered Securities

      In June and August of 1998, we issued an aggregate of 709 shares in exchange for consulting services valued by us at $6,000, based on the closing price on the date of grant. This offering was exempt from registration pursuant to Section 4(2) of the Securities Act.

      On September 8, 1998, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $6.00 per share to a consultant (the "Consultant") to assist us in obtaining additional financing. These warrants were immediately exercisable. The closing price of our common stock on September 8, 1998 was $9.125. This offering was exempt from registration pursuant to
Section 4(2) of the Act.

      On November 2, 1998, we borrowed $150,000 from two private investors ("Loan No. 1"). The terms of Loan No. 1 provided for an annual interest rate of 12% which will increase 1% for each month that any portion of Loan No. 1 remains unpaid after April 1, 1999, up to the maximum rate permitted by law. Accrued interest is payable monthly beginning on April 1, 1999. The outstanding principal was due on November 2, 1999. We issued to the private investors warrants to purchase 15,000 shares of our common stock at an exercise price of $6.00 per share. These warrants may be exercised at any time before November 2, 2003. The closing price of our common stock on November 2, 1998 was $7.00. We are obligated to grant the private investors warrants to purchase an additional 2,500 shares of our common stock at an exercise price of $6.00 per share on April 1, 1999 and each month thereafter through October 1, 1999, or until the loans are repaid in full. On November 1, 1999 and each month thereafter that the loans are outstanding, we are obligated to grant the private investors warrants to purchase an additional 5,000 shares of common stock at an exercise price of $6.00. The proceeds of these loans have been used by us to fund our working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. We are in default of this loan for failing to pay principal and interest when due.

      In addition, on November 2, 1998, in connection with Loan No. 1, we issued to the Consultant warrants to purchase 15,000 shares of our common stock at an exercise price of $6.00 per share. These warrants are immediately exercisable. This offering was exempt from registration pursuant to Section 4(2) of the Act.

      On January 19, 1999, we borrowed $163,500 from a private investor ("Loan No. 2"). The terms of Loan No. 2 provided for an annual interest rate of 12% which will increase 1% for each month that any portion of the loan remains unpaid after January 19, 2000, up to the maximum rate permitted by law. Accrued interest was payable quarterly in arrears beginning on April 19, 1999. The outstanding principal balance was due on January 19, 2000. On March 3, 2000, the private investor extended the due date of the principal and interest to June 30, 2000 and reduced the interest rate to 12% for the period of January 19, 2000 to June 30, 2000. The loan is secured by substantially all of our assets. In addition, we issued the private investor warrants to purchase 50,000 shares of our common stock at an exercise price of $0.01 per share. These warrants were immediately exercisable. The closing price of our common stock on January 19, 1999 was $5.125. On March 3, 2000, in connection with the extension of the maturity date, these warrants were cancelled and we issued 50,000 shares of common stock to the private investor at no cost. We are obligated to grant the private investor warrants to purchase 150,000 shares at an exercise price of $5.50 per share upon the repayment of the loan or the closing on the sale of our securities in an aggregate amount of $1,500,000. Such additional warrants become exercisable on the fifth anniversary of the grant. The proceeds of this loan have already been expended by us to fund our working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On March 9, 1999, we borrowed an additional $125,000 ("Loan No. 3") from the same private investor which had made Loan No. 2. The terms of Loan No. 3 provided for an annual interest rate of 12% which will increase 1% for each month that any portion of the loan remains unpaid after January 19, 2000, up to the maximum rate permitted by law. Accrued interest was payable quarterly in arrears beginning on April 19, 1999. The outstanding principal balance was due on January 19, 2000. On March 3, 2000, the private investor extended the due date of the principal and interest to June 30, 2000 and reduced the interest rate to 12% for the period of January 19, 2000 to June 30, 2000. The loan is secured by substantially all of our assets. In addition, we issued the private investor warrants to purchase 50,000 shares of our common stock at an exercise price of $0.01 per share. These warrants were immediately exercisable. The closing price of our common stock on March 9, 1999 was $7.875. On March 3, 2000, in connection with the extension of the maturity date, these warrants were cancelled and we issued 50,000 shares of common stock to the private investor at no cost. We are obligated to grant the private investor warrants to purchase 100,000 shares of common stock at an exercise price of $5.50 per share upon the repayment of the loan or the closing on the sale of our securities in an aggregate amount of $1.5 million. Substantially all of the proceeds of this loan have been expended by us to fund our working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      In connection with Loan No. 2 and Loan No. 3, we granted warrants to purchase 16,350 shares of our common stock on January 19, 1999 and 12,500 shares of our common stock on March 9, 1999 at an exercise price of $5.50 per share to the Consultant for helping us to locate the financing. These warrants were immediately exercisable. The closing price of our common stock was $5.125 and $7.875 on January 19, 1999 and March 9, 1999, respectively. This offering was exempt from registration pursuant to Section 4(2) of the Act.

      On April 19, 1999, we borrowed an additional $100,000 ("Loan No. 4") from a private investor. This loan has an annual interest rate of 12%. Accrued interest was payable quarterly, commencing on June 1, 1999. The outstanding principal balance was due April 19, 2000. The loan is secured by substantially all of our assets. In addition, we issued the private investor warrants to purchase 25,000 shares of our common stock at an exercise price of $3.50 per share. These warrants were immediately exercisable. The closing price of our common stock on April 19, 1999 was $6.00. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. We are in default of this loan for failing to pay principal and interest when due. In connection with this loan, we granted warrants to purchase 10,000 shares of common stock at an exercise price of $3.50 per share to the Consultant for helping us to locate the financing.

      On May 10, 1999, we issued 225,000 shares of our common stock to a private investor in exchange for $225,000. The private investor paid $1.00 per share for the 225,000 shares, or $4.75 per share less than the closing price of $5.75 per share on May 10, 1999. The proceeds from this offering were expended by us to fund our working capital needs. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On July 16, 1999, we issued 400,000 shares of our common stock to two private investors in exchange for $400,000. These private investors paid $1.00 per share for the 400,000 shares, or $4.75 per share less than the loan closing price of $5.75 per share on July 16, 1999. The proceeds from this offering were expended by us to fund our working capital needs. In connection with this financing, we canceled warrants in connection with Loan No. 3 to purchase 100,000 shares of common stock at an exercise price of $5.50 per share and issued new warrants to purchase 100,000 shares of common stock at an exercise price of $3.00 per share. This offering was exempt from registration pursuant to
Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On October 6, 1999, we borrowed an additional $200,000 ("Loan No. 5") from a private investor. The loan has an annual interest rate of 12%, accrued interest was payable quarterly, commencing January 19, 2000, which will increase one percent (1%) for each month that any portion of the loan remains unpaid after January 19, 2000. The outstanding principal balance was due on January 19, 2000. On March 3, 2000, the private investor extended the due date of the principal and interest to June 30, 2000. The loan is secured by substantially all of our assets. In addition, we issued the private investor warrants to purchase 80,000 shares of our common stock at an exercise price of $.01 per share. These warrants were immediately exercisable. The closing price of our common stock on October 7, 1999 was $5.75. On March 3, 2000, in connection with the extension of the maturity date, these warrants were cancelled and we issued 50,000 shares of common stock to the private investor at no cost. In addition, when the loan is paid back or if $1.5 million is subsequently raised by us, we are obligated to issue warrants to purchase 150,000 shares of common stock at an exercise price of $3.00 per share. In connection with this loan, we granted warrants to purchase 20,000 shares of common stock on October 7, 1999 at an exercise price of $3.00 per share to the Consultant for helping us locate the financing. These warrants were exercisable immediately. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On November 19, 1999, we borrowed an additional $200,000 ("Loan No. 6") from the same private investor which had made Loan No. 5. The loan has an annual interest rate of 12%, accrued interest was payable quarterly, commencing January 19, 2000, which will increase one percent (1%) for each month that any portion of the loan remains unpaid after January 19, 2000. The outstanding principal balance is due on January 19, 2000. On March 3, 2000, the private investor extended the due date of the principal and interest to June 30, 2000. The loan is secured by substantially all of our assets. In addition, the Company issued the private investor warrants to purchase 80,000 shares of common stock at an exercise price of $.01 per share. These warrants were immediately exercisable. The closing price of our common stock on November 19, 1999 was $6.00. On March 3, 2000, in connection with the extension of the maturity date, these warrants were cancelled and we issued 80,000 shares of common stock to the private investor. In addition, when the loan is paid back or if $1.5 million is subsequently raised, we are obligated to issue warrants to purchase 150,000 shares of our common stock at an exercise price of $3.00 per share. In connection with this loan, we granted warrants to purchase 20,000 shares of our common stock on November 19, 1999 at an exercise price of $3.00 per share to the Consultant for helping us locate the financing. These warrants were exercisable immediately. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On December 22, 1999, we borrowed an additional $300,000 ("Loan No. 7") from the same private investor which had made Loan No. 5 and 6. The loan has an annual interest rate of 12%, accrued interest is payable quarterly, commencing on April 22, 2000, which will increase one percent (1%) for each month that any portion of the loan remains unpaid after April 22, 2000. The outstanding principal balance is due on April 22, 2000. On March 3, 2000, the private investor extended the due date of the principal and interest to June 30, 2000. The loan is secured by substantially all of our assets. In addition, we issued the private investor warrants to purchase 120,000 shares of common stock at an exercise price of $1.00 per share. These warrants were immediately exercisable. The closing price of our common stock on December 22, 1999 was $5.25. In addition, when the loan is paid back or if $1.5 million is subsequently raised, we are obligated to issue warrants to purchase 150,000 shares of common stock at an exercise price of $3.00 per share. In connection with this loan, we granted to the Consultant warrants to purchase 30,000 shares of common stock at an exercise price of $3.00 per share for helping us locate the financing. These warrants are immediately exercisable. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On February 11, 2000, we borrowed an additional $250,000 ("Loan No. 8") the same private investor which had made Loan No. 5, 6 and 7. The loan has an annual interest rate of 12%, accrued interest is payable quarterly, commencing on April 22, 2000, which will increase one percent (1%) for each month that any portion of the loan remains unpaid after April 22, 2000. On March 3, 2000, the private investor extended the due date of the principal and interest to June 30, 2000. The loan is secured by substantially all of our assets. In addition, we issued the private investor warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. These warrants were immediately exercisable. The closing price of our common stock on February 11, 1999 was $7.25. In addition, when the loan is paid back or if $1.5 million is subsequently raised, we will issue warrants to purchase 125,000 shares of common stock at an exercise price of $3.00 per share. In connection with this loan, we granted to the Consultant warrants to purchase 30,000 shares of common stock at an exercise price of $1.00 per share for helping us locate the financing. These warrants are immediately exercisable. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On March 2, 2000, we borrowed $75,000 from a private investor ("Loan No. 9"). The loan has an annual interest rate of 12%, simple interest, payable at maturity. This loan is due on September 2, 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option, all amounts due into shares of our common stock at a conversion rate of $5.00 per share. In addition, we issued the private investor warrants to purchase 7,500 shares of common stock at an exercise price of $6.20 per share. In the event of a default, this note is convertible into shares of common stock at a conversion rate of $3.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase 750 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note. In connection with this loan, we granted to the Consultant warrants to purchase 25,000 shares of common stock at an exercise price of $6.20 per share. The offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      In March 7, 2000, we borrowed $100,000 from a private investor ("Loan No. 10"). The loan has an annual interest rate of 12%, simple interest, payable at maturity. This loan is due on September 6, 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option, all amounts due into shares of our common stock at a conversion rate of $5.00 per share. In addition, we issued the private investor warrants to purchase 10,000 shares of common stock at an exercise price of $6.20 per share. In the event of a default, this note is convertible into shares of common stock at a conversion rate of $3.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase 1,000 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note. In connection with this loan, we granted to the Consultant warrants to purchase 25,000 shares of common stock at an exercise price of $6.20 per share. The offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On May 8, 2000, we borrowed $100,000 ("Loan No. 11") and on May 26, 2000 we borrowed $500,000 from a private investor ("Loan No. 12"). These loans have an annual interest rate of 12%, simple interest, payable at maturity. The loans are due in November 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option at anytime up to 30 days after the closing of an equity financing by our company of $5 million or more, all amounts due into shares of our common stock at a conversion rate of $3.00 per share. In addition, and in the event of a conversion, the private investor will receive warrants to purchase (a) 33,333 (Loan No. 11) and 166,665 (Loan No.
12) shares of common stock at an exercise price of $6.00 per share and (b) 33,333 (Loan No. 11) and 166,665 (Loan No. 12) shares of common stock at an exercise price of $7.10 per share. If no conversion occurs, then the private investors will receive warrants to purchase (a) 20,000 (Loan No. 11) and 100,000 (Loan No. 12) shares of common stock at an exercise price of $6.60 per share and
(b) 20,000 (Loan No. 11) and 100,000 (Loan No. 12) shares of common stock at an exercise price of $8.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase 20,000 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note. The offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.


Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

      The  following   information  should  be  read  in  conjunction  with  the
consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.

Plan of Operation

      We specialize in the development of molecular systems in the area of disease management and risk assessment. We plan to develop and manufacture these tests for sale to the pharmaceutical and healthcare industries. We are currently selling the EpiDNA and the EasyID product lines and are developing several other products of the EasyID product line.

Financial Resources and Cash Requirements

      We are dependent on external capital to finance our operations, as we only generate a nominal amount of cash from operations. As of December 31, 1999, we had cash and cash equivalents of $206,802. Since that date, we have raised an additional $1.0 million. These funds are projected to last no longer than December 1, 2000. We will need to raise additional capital to continue operations beyond December 1, 2000. This plan of operation assumes that we will be successful in raising additional capital. Our failure to raise additional capital will, among other things, cause deviations from the plan of operation described herein.

Research and Development

      We will continue our product research and development efforts and continue to implement what we believe to be a feasible plan for product development. We intend to complete the build-out of a production area in our Florida facility and will continue research and development in our San Diego facility, which we acquired in January 2000. For the twelve month period following our receipt of significant additional capital, our activities will focus on the following:

      o   Continued development of our Juvenile Diabetes Risk Assessment Kit.

      o Development of new detection kits in collaboration with the Norwegian Institute of Public Health.

      o Continuation of EasyID DNA probe product development for diagnostic uses and drug discovery.

      o Continued research and development of products for the detection of genes involved in cardiovascular diseases.

      o Continued research in applications of our nucleic acid labeling technology.

Significant Plant or Equipment Purchases

      We anticipate the need to purchase and/or lease various equipment approximately valued at $500,000. Equipment will be used primarily to manufacture the EasyID line of products currently being marketed and develop additional products.

Changes in the Number of Employees

      We currently have nine employees. If we are successful in raising significant new capital, then we anticipate hiring thirteen new employees in 2000 in connection with our research and development and product development, administration, sales and marketing. We believe that these personnel will be adequate to accomplish the tasks set forth in our plan.


Proposed Personnel Addition Plan                       2000
--------------------------------                       ----

   Executive Personnel                                    1

   Administrative Personnel                               1

   Director - QA/QC                                       1

   Director - Sales and Marketing                         1

   Manufacturing Manager                                  1

   Scientists                                             2

   Technicians                                            7
                                                       ----
Total Proposed New Employees                             14
                                                       ====

Total Proposed Employees at End of Year                  23
                                                       ====

Management's Discussion and Analysis of Financial Condition and Results of Operations

      We remain largely a development stage company. We generated revenues of $45,000 during the fiscal year ended December 31, 1999 and had related cost of sales of $9,000. These sales are attributable to sales of the Picogram Assay. Our expenditures far exceed our revenues. We reported $11,275 of revenues for the fiscal year ended December 31, 1998. We had temporarily removed the Picogram Assay Kit from the market during the third quarter of 1997, and reintroduced the Picogram Assay Kit in July 1998.

      Research and development expenses for the fiscal year ended December 31, 1999 decreased by $419,000 to $566,000 from the comparable period in the prior year. This decrease is largely attributable to cut-backs due to our shortage of available funds.

      Selling, general and administrative expenses decreased by $298,000 to $1.3 million in the year ended December 31, 1999 over the comparable period in 1998. This decrease is primarily attributable to a $332,500 charge to operations, resulting from the valuation of 50,000 warrants issued to a financial consultant in 1998.

      Depreciation and amortization expense was in line with the prior year.

      Amortization of deferred loan costs increased by approximately $730,000. The increase was directly related to us borrowing approximately $1 million in 1999 and $150,000 in 1998 and granting approximately 619,000 and 30,000 warrants, respectively, to the lenders. These warrants were valued based on the Black-Scholes Option Pricing Model and resulted in approximately $1 million of deferred loan costs, of which approximately $748,000 and $19,000, respectively, were amortized in our statements of operations for 1999 and 1998.

      Interest expense for the fiscal year ended December 31, 1999 was $132,000, representing the interest on various loans received by us. During 1999, we borrowed $1 million. This compares to interest income of $62,000 in the comparable period in the prior year. This represented interest earned on certificates of deposit and money market accounts in 1998, offset by interest expense on loans outstanding during the latter part of 1998.

      Liquidity and Capital Resources. The net cash used by us in operating activities aggregated $1.6 million in the year ended December 31, 1999, as compared with $2.1 million used in 1998. This was largely attributable to operating expenses and research and development activities, and increases in accounts payable. Our net cash provided in financing activities aggregated $1.7 million during the year ended December 31, 1999, consisting mainly of proceeds from the sale of unregistered securities and loan transactions.

      We have experienced extreme cash shortages since the end of November 1998 through the date of this filing. As of December 31, 1999, we had $206,802 of cash. Since December 31, 1999, we raised a total of $1.0 million, consisting of:

      o On February 11, 2000, we obtained a $250,000 loan from a private investor.

      o   On March 2, 2000, we obtained a $75,000 loan from a private investor.

      o   On March 7, 2000, we obtained a $100,000 loan from a private investor.

      o   In May, 2000, we obtained $600,000 in loans from a private investor.

      Substantially all of these proceeds are expected to be spent prior to December 1, 2000. As of December 31, 1999, we had a capital deficit of $432,000. We have entered into a non-binding letter of intent with an underwriter to sell up to $8.4 million of securities in a firm-commitment registered offering, although no assurances can be given that such an offering will take place or be successful. Our inability to raise significant capital in such a registered offering will jeopardize our ability to continue operations.

      Going Concern Opinion. Our independent public accountants have added an explanatory paragraph to their audit opinion issued in connection with the 1999 and 1998 financial statements which states that our company's dependence on outside financing and our losses since inception raise substantial doubt about our ability to continue as a going concern.

      Acquisition of DNA Sciences, Inc. On January 17, 2000, we acquired all of the outstanding capital stock of DNA Sciences, Inc., a California corporation. In consideration for the shares of DNA Sciences, we issued the former shareholders of DNA Sciences, Inc. a total 450,000 shares of our common stock. The shareholders of DNA Sciences have the ability to nominate one director to our Board of Directors. Subsequent to the acquisition, DNA Sciences changed its name to Genetic Vectors of California, Inc., which continues to operate as a wholly owned subsidiary of our company. In the past, DNA Sciences, Inc.'s operations have been insignificant. As a result of this acquisition, we will likely record a significant amount of goodwill which will be amortized over future periods; the amortization charge will be significant to our operations. However, the allocation of the purchase price may include a portion as a write-off for in-process research and development costs. DNA Sciences currently has four employees and rents its facilities.

      Impact of Inflation. Although inflation has slowed in recent years, it is still a factor in the United States economy and we continue to seek ways to mitigate its impact. To the extent permitted by competition, we intend to pass increased costs on to our customers by increasing sales prices over time. In addition, we place all of our major supplier purchases out to bid.

      New FASB Pronouncements. In June 1998, the Financial Accounting Standards Board issued FASB 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in operations in the period of change. SFAS 133, as amended by FAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2001.

      Historically, we have not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

      Year 2000 Computer Issues. The potential for software failure due to Year 2000 calculations is a known risk. We recognize the need to ensure that our operations, products and services are not adversely impacted by Year 2000 risks. We expended approximately $2,500 for Year 2000 related expenses and continue to monitor the situation for any disruptions due to Year 2000 related issues. We have not had our operations disrupted with any Year 2000 issues and do not expect any material disruptions or significant costs related to Year 2000 issues.

Item 7.  Financial Statements
-----------------------------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Genetic Vectors, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Genetic Vectors, Inc. (a Development Stage Company) as of December 31, 1999 and the related statements of operations, capital deficit and cash flows for each of the two years in the period ended December 31, 1999 and the cumulative period from January 1, 1992 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genetic Vectors, Inc., (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 and the cumulative period from January 1, 1992 (inception) through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's dependence on outside financing and its losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Miami, Florida                                          /s/ BDO Seidman, LLP
March 3, 2000                                           BDO Seidman, LLP

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET

DECEMBER 31,                                                             1999
-------------------------------------------------------------------------------

ASSETS (Notes 4 and 11)

CURRENT
   Cash and cash equivalents                                      $   206,802
   Accounts receivable                                                  5,940
   Inventory                                                            7,081
   Prepaid expenses                                                    50,424
-------------------------------------------------------------------------------

Total current assets                                                  270,247

Equipment and improvements, net (Note 3)                              282,734
Patents and license agreement, net of $40,353 of accumulated
   amortization (Note 9(a))                                           206,611
Restricted cash (Note 5)                                               46,130
-------------------------------------------------------------------------------

                                                                  $   805,722
-------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIT

CURRENT LIABILITIES
   Accounts payable                                               $   283,965
   Accrued salaries                                                    91,231
   Accrued interest expense                                            54,020
   Other accrued expenses                                               3,230
   Loans payable, net of unamortized discounts(Note 4)                805,412
-------------------------------------------------------------------------------

Total liabilities                                                   1,237,858
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 6, 9 and 11)
-------------------------------------------------------------------------------

CAPITAL DEFICIT (NOTES 8 AND 10)
   Common stock, $.001 par value, 10,000,000 shares authorized,
      2,974,843 shares issued and outstanding                           2,975
   Additional paid-in capital                                       8,485,245
   Deficit accumulated during the development stage                (8,920,356)
-------------------------------------------------------------------------------

Total capital deficit                                                (432,136)
-------------------------------------------------------------------------------

                                                                  $   805,722
-------------------------------------------------------------------------------
                                 See accompanying notes to financial statements.

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF OPERATIONS

                                                       CUMULATIVE FROM
                                                       JANUARY 1, 1992
                                                           (INCEPTION)              FOR THE               FOR THE
                                                               THROUGH           YEAR ENDED            YEAR ENDED
                                                          DECEMBER 31,         DECEMBER 31,          DECEMBER 31,
                                                                  1999                 1999                  1998

--------------------------------------------------------------------------------------------------------------------
REVENUE:
     Sales                                            $         95,367         $     44,832          $     11,275
     Grants                                                    149,147                    -                35,897
--------------------------------------------------------------------------------------------------------------------

Total revenue                                                  244,514               44,832                47,172
--------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Costs of sales                                              9,188                9,188                     -
     Selling, general and administrative                     5,094,662            1,257,546             1,555,557
     Research and development                                3,104,134              566,036               984,937
     Depreciation and amortization                             327,100              139,233               125,427
--------------------------------------------------------------------------------------------------------------------

Total expenses                                               8,535,084            1,972,003             2,665,921
--------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE) (NOTE 4):
     Amortization of deferred loan costs                      (766,562)           (748,037)             (18,525)
     Interest income (expense), net                            136,776            (131,703)              61,807
--------------------------------------------------------------------------------------------------------------------

Total                                                         (629,786)           (879,740)              43,282
--------------------------------------------------------------------------------------------------------------------

NET LOSS (Note 7)                                     $      (8,920,356)       $ (2,806,911)        $(2,575,467)
--------------------------------------------------------------------------------------------------------------------

Weighted average common shares
     outstanding (Note 8)                                                         2,724,092           2,344,696
--------------------------------------------------------------------------------------------------------------------

Net loss per common share - basic and
  diluted                                                                      $      (1.03)        $     (1.10)
--------------------------------------------------------------------------------------------------------------------
                                 See accompanying notes to financial statements.

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   STATEMENTS OF CAPITAL DEFICIT

                                                                                                     DEFICIT
                                                                            ADDITIONAL           ACCUMULATED
                                                                               PAID-IN            DURING THE
                                                  SHARES     AMOUNT            CAPITAL     DEVELOPMENT STAGE            TOTAL
--------------------------------------------------------------------------------------------------------------------------------

Initial capitalization for cash at
   $0.0000625
   per share (Note 8(a))                       1,600,000   $  1,600      $      (1,500)       $           -    $         100

Capital contribution (Note 8(b))                       -          -            500,000                    -          500,000
--------------------------------------------------------------------------------------------------------------------------------

Net loss - year ended December 31, 1992                -          -                  -              (260,484)        (260,484)
--------------------------------------------------------------------------------------------------------------------------------

Net loss - year ended December 31, 1993                -          -                  -              (205,753)        (205,753)
--------------------------------------------------------------------------------------------------------------------------------

Net loss - year ended December 31, 1994                -          -                  -              (318,927)        (318,927)
--------------------------------------------------------------------------------------------------------------------------------

Net loss - year ended December 31, 1995                -          -                  -              (226,666)        (226,666)
--------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash, at
   $5.00 per share, net of offering costs
   of $70,000 (Note 8(c))                        110,000        110            479,990                     -          480,100

Conversion of $413,518 due to parent in
   exchange for 41,352 shares of common
   stock (Note 8(g))                              41,352         42            413,476                     -          413,518

Conversion of $132,822 of accrued payroll
  and consulting to the president and
  chairman of the Board for 13,282 shares
  of common stock (Note 8(g))                      13,282         13            132,809                    -          132,822

Issuance of common stock at $10.00 per
  share, net of offering costs of
  $1,180,249                                      575,000        575          4,569,176                     -        4,569,751
   (Note 8(h))

Stock options granted for services (Note 8(c))         -          -              56,250                     -           56,250
--------------------------------------------------------------------------------------------------------------------------------

Net loss - year ended December 31, 1996                -          -                  -               (393,434)        (393,434)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                     2,339,634   $  2,340    $     6,150,201     $     (1,405,264)   $   4,747,277

Offering cost refund (Note 8(h))                       -          -               25,500                  -             25,500

Offering costs (Note 8(h))                             -          -               (6,243)                 -            (6,243)





                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   STATEMENTS OF CAPITAL DEFICIT
                                                                                                     DEFICIT
                                                                            ADDITIONAL           ACCUMULATED
                                                                               PAID-IN            DURING THE
                                                  SHARES     AMOUNT            CAPITAL     DEVELOPMENT STAGE            TOTAL
--------------------------------------------------------------------------------------------------------------------------------

Net loss - year ended December 31, 1997                -          -                  -             (2,132,714)     (2,132,714)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                     2,339,634   $  2,340    $      6,169,458    $      (3,537,978)   $  2,633,820
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                      DEFICIT
                                                                            ADDITIONAL            ACCUMULATED
                                                                               PAID-IN             DURING THE
                                                  SHARES      AMOUNT           CAPITAL      DEVELOPMENT STAGE            TOTAL
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                     2,339,634   $  2,340    $      6,169,458    $       (3,537,978)  $  2,633,820

Issuance of common stock for services
   (Note 8(k))                                         709          1               5,999                     -          6,000

Issuance of common stock for cash, at
   $5.00 per share (Note 8(l))                       9,500          9              47,491                     -         47,500

Warrants granted for consulting services
   (Note 9(n))                                          -           -             332,500                     -        332,500

Warrants granted for loan financing costs
   (Note 4)                                             -           -             111,150                     -        111,150

Options granted for services rendered
   (Note 8(o))                                          -           -               8,072                     -          8,072

Net loss - year ended December 31, 1998                 -           -                 -               (2,575,467)   (2,575,467)

--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                    2,349,843       2,350           6,674,670             (6,113,445)      563,575

Issuance of common stock for cash, at
   $1.00 per share (Note 8(q))                    625,000         625             624,375                     -        625,000

Warrants granted for loan financing costs
   (Note 4)                                            -           -           1,088,500                      -      1,088,500
--------------------------------------------------------------------------------------------------------------------------------



                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   STATEMENTS OF CAPITAL DEFICIT
                                                                                                      DEFICIT
                                                                            ADDITIONAL            ACCUMULATED
                                                                               PAID-IN             DURING THE
                                                  SHARES      AMOUNT           CAPITAL      DEVELOPMENT STAGE            TOTAL
--------------------------------------------------------------------------------------------------------------------------------

Options granted for services rendered
   (Note 8(p))                                         -           -              24,000                      -         24,000

Warrants granted for loan extension (Note 4(a))        -           -              73,700                      -         73,700

Net loss - year ended December 31, 1999                -           -                 -                (2,806,911)   (2,806,911)
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                    2,974,843  $   2,975     $     8,485,245    $         (8,920,356)  $  (432,136)
--------------------------------------------------------------------------------------------------------------------------------
                                 See accompanying notes to financial statements.



                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF CASH FLOWS

                                                                       CUMULATIVE FROM
                                                                       JANUARY 1, 1992
                                                                           (INCEPTION)           FOR THE           FOR THE
                                                                              THROUGH         YEAR ENDED        YEAR ENDED
                                                                          DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                                  1999              1999              1998
----------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   Net (loss)                                                        $      (8,920,356)    $  (2,806,911)   $   (2,575,467)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                           327,100           139,233           125,427
       Amortization of deferred loan costs                                     766,562           748,037            18,525
       Write-off of acquired technology                                         71,250                 -                 -
       Warrants issued for loan extension                                       73,700            73,700                 -
       Consulting services provided for common stock                             6,000                 -             6,000
       Stock options and warrants granted for services                         364,572            24,000           340,572
       (Increase) in accounts receivable                                        (5,940)           (2,320)           (3,620)
       (Increase) in inventory                                                  (7,081)           6,419            (13,500)
       (Increase) in prepaid expenses                                          (50,424)         (27,572)           (22,852)
       (Increase) in restricted cash                                           (46,130)               -            (46,130)
       Increase in accounts payable, accrued liabilities and other             565,269           232,296            45,608
----------------------------------------------------------------------------------------------------------------------------

Total adjustments                                                            2,064,878         1,193,793           450,030
----------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                       (6,855,478)       (1,613,118)       (2,125,437)
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of equipment and improvements                                     (569,481)          (3,504)         (63,240)
   Purchase of certificate of deposit                                         (261,964)               -           (1,366)
----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                         (831,445)          (3,504)         (64,606)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Increase due to parent                                                      413,518                -                -
   Proceeds from note payable                                                1,273,500         1,088,500           150,000
   Payment on notes payable                                                    (35,000)               -                 -
   Net proceeds from issuance of common stock                                5,722,450           625,000            47,500
   Capital contribution                                                        500,000                -                 -
   Deferred offering refund                                                     25,500                -                 -
   Deferred offering costs                                                      (6,243)               -                 -
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                          7,893,725         1,713,500           197,500
----------------------------------------------------------------------------------------------------------------------------




                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENTS OF CASH FLOWS

                                                                       CUMULATIVE FROM
                                                                       JANUARY 1, 1992
                                                                           (INCEPTION)           FOR THE           FOR THE
                                                                              THROUGH         YEAR ENDED        YEAR ENDED
                                                                          DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                                  1999              1999              1998
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           206,802            96,878        (1,992,543)
Cash and cash equivalents at beginning of period                                     -           109,924         2,102,467
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                         $           206,802    $      206,802    $      109,924
----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
   Warrants issued in connection with loan financing               $         1,199,650    $    1,088,500   $       111,150
   Conversion of due to parent in exchange for stock               $           413,518    $            -   $             -
   Conversion of accrued wages for stock                           $           132,822    $            -   $             -
----------------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF        ORGANIZATION AND BUSINESS
      SIGNIFICANT
      ACCOUNTING        Genetic   Vectors,  Inc.  (the  "Company"),  formerly  a
      POLICIES          subsidiary  of  Nyer Medical Group, Inc.  ("Nyer"),  was
                        incorporated  on  December  28,  1991.  The  Company was
                        organized  to  supply  genetic   engineering  tools  and
                        analytical  kits  to  the  biotechnology  and  molecular
                        biology markets.  The Company's products are intended to
                        allow   biopharmaceutical    companies   to   test   for
                        biopharmaceutical product purity in compliance with regulatory standards. The Company is in the development stage and its operations to date have largely consisted of the research and development of its products. The
                        Company had no financial activities from December 28, 1991 to December 31, 1991. Accordingly, January 1, 1992 has been used as the inception date of these financial statements.

                        These financial statements include the specifically identifiable expenses of the Company incurred by Nyer on behalf of the Company.

                        Nyer, which previously owned 74.9% of the Company's common stock, distributed to its shareholders 512,000 shares, representing 32% of the outstanding shares of the Company's common stock as of May 31, 1996.

                        As discussed in Note 11(a), in January 2000, the Company broadened its product line with its acquisition of DNA Services, Inc. This new product line includes oligoplate products.

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

                        SEGMENT INFORMATION

                        Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                        companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                        The Company currently operates solely in one line of business.

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

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

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

                        NET LOSS PER COMMON SHARE

                        Net loss per common share is calculated according to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net loss per common share - Basic is based on the weighted average number of common shares outstanding during the year. Net loss per common share - Diluted is based on the weighted average number of common shares and dilutive potential common shares outstanding during the year.

                        The Company's potential issuable shares of common stock pursuant to outstanding stock purchase options and warrants are excluded from the Company's diluted computation for each of the periods presented as their effect would be antidilutive to the Company's net loss.

                        FAIR VALUE OF FINANCIAL INSTRUMENTS

                        The Company's financial instruments consist principally of cash and cash equivalents, receivables, accounts payable and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of December 31, 1999. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                        RECLASSIFICATION

                        Certain  reclassifications  have  been  made to the 1998
                        statement    of    operations    to   conform   to   the
                        classifications used in 1999.

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                        RECENT ACCOUNTING PRONOUNCEMENTS

                        In June 1999, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in operations in the period of change. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2001.

                        Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2002 to affect its financial statements.

2.    LIQUIDITY         The accompanying financial statements have been prepared
                        assuming the Company will  continue as a going  concern.
                        This basis of  accounting  contemplates  the recovery of
                        the  Company's   assets  and  the  satisfaction  of  its
                        liabilities  in the normal course of  operations.  Since
                        inception, the Company has been involved in the research
                        and  design  of  its  product,  the  development  of  an
                        organizational  infrastructure,  and the  performance of
                        preliminary  marketing and promotional  activities.  The
                        Company's   ultimate   ability   to  attain   profitable
                        operations  is  dependent  upon   obtaining   additional
                        financing   adequate   to   complete   its   development
                        activities, and to achieve a level of sales adequate to support its cost structure. Through December 31, 1999, the Company has incurred losses totaling $8,920,356, has been unable to develop a customer base for its product and has been in default of certain loans, all of which raise substantial doubt about the Company's ability to continue as a going concern.

                        Subsequent to December 31, 1999, the Company has raised $325,000 from loans and equity investments. On December 15, 1999, the Company entered into a non-binding letter of intent with an underwriter to sell up to $8.4 million

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                        of securities in a firm commitment. On January 15, 2000, the Company acquired DNA Sciences, Inc. This acquisition may result in the use of additional funds as well as other unanticipated expenditures. There can be no assurance that the Company will be successful in consummating its plans, or that such plans, if consummated, will enable the Company to attain profitable operations or continue as a going concern.

3.    EQUIPMENT AND     The Company's equipment is summarized as follows:
      IMPROVEMENTS

                        DECEMBER 31,                                    1999
                        ------------------------------------------------------

                        Laboratory equipment                    $    386,195
                        Computers                                     52,787
                        Phone equipment                               58,826
                        Leasehold improvements                        35,477
                        Office furniture                              22,520
                        Other                                         13,676
                        ------------------------------------------------------

                                                                     569,481

                        Less accumulated depreciation               (286,747)
                        ------------------------------------------------------

                                                                $    282,734
                        ------------------------------------------------------


                        Loans payable as of December 31, 1999 are as follows:

4. LOANS PAYABLE        a) Unsecured loans - 12% interest
                           payable quarterly beginning April
                           1, 1999, with 1% increases per
                           month for each month that any
                           portion of the note remains
                           outstanding after April 1, 1999.     $    150,000

                        b) Loans  - 12%  interest  payable
                           quarterly  beginning April 19, 1999,
                           with 1%  increases  monthly for each
                           month that any portion of
                           the note remains outstanding after
                           January 19, 2000.                         288,500

                        c) Loan - 12% interest payable
                           quarterly beginning June 1, 1999          100,000
                        ----------------------------------------------------

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                        d) Loans - with 12% interest rate
                           payable quarterly, commencing
                           January 19, 2000, with 1%
                           increases per month for each month
                           that any portion of the note
                           remains outstanding after January
                           19, 2000 and April 22, 2000.              700,000
                        ------------------------------------------------------

                                                                $  1,238,500
                        Unamortized debt discount                   (433,088)
                        ------------------------------------------------------

                                                                $    805,412
                        ------------------------------------------------------

                        a) These loans became due on April 1, 1999.  The Company
                           is currently in default of this loan for failing to pay the required principal and interest. In the event the Company does not make principal payments for these loans in accordance with the terms of each obligation, each holder is entitled to receive warrants to purchase a number of shares (as defined) of the Company's common stock until the obligation is satisfied. In this connection, the Company recorded a deemed interest charge of $73,700 during 1999. The fair value of such warrants was estimated using the Black-Scholes Option Pricing Model.

                        b) Consists  of two  loans,  the first of which  bears a
                           face amount of $163,500 and became due on January 19, 2000. The second loan for $125,000 became due on January 19, 2000. The Company is not in compliance with the payment terms of these loans at December 31, 1999.

                        c) The loan is due upon the earlier of April 18, 2000 or
                           the closing of a private placement of securities with gross proceeds of $2 million.

                        d) Consists  of three  loans,  the  first  of which  for
                           $200,000 became due on January 18, 2000. The second loan for $200,000 became due on January 19, 2000. The Company was not in compliance with the payment terms of these loans at December 31, 1999. The third loan for $300,000 is due on April 22, 2000.

                           During 1999, the Company borrowed from an investor, $1,088,500 and granted 613,850 warrants with exercise prices ranging from $.01 to $5.50. Such warrants expire in 2004. The exercise prices of the warrants at the grant date were below the market price of the Company's common stock and the value ascribed to the warrants exceeded the amount borrowed. Accordingly,

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                           the Company recorded debt discount up to the amounts borrowed. The Company amortizes the debt discount over the term of the related borrowings, generally less than one year. The fair value of such warrants amounted to $1,088,500 and was estimated using the Black-Scholes model.

                           During 1998, the Company borrowed $150,000 and granted to the lender 30,000 warrants at an exercise price of $6.00, which expire in 2003. The fair value of the warrants amounting to $111,150 was estimated using the Black-Scholes model.

                           On March 3, 2000, the Company negotiated an extension of certain of the above past due notes aggregating $1,235,000 to June 30, 2000. In exchange for this extension, the Company agreed to cancel 280,000 previously issued common stock warrants and issue 280,000 shares of the Company's common stock to the lenders. The foregoing extension transaction will result in an additional charge to earnings in 2000 for the consideration issued.

                           In addition, certain of these loans provide that, if $1.5 million is subsequently raised by the Company or the loan is paid back, the Company will issue warrants to the lenders to purchase 700,000 shares of common stock at exercise prices ranging from $3 to $5.50 per share. The Company will record a charge to operations for an amount equal to the value ascribed to these contingent warrants upon occurrence of these future events.

                           In addition, the Company has collateralized all of its assets for the loans referred to above.
                           (Notes 4(b), (c) and (d)).

                           The Company has paid success fees to consultants  who
                           assisted  in  obtaining  the  financing.   Such  fees
                           aggregated $79,000 in 1999 and $12,000 in 1998.

5.    RESTRICTED CASH   Restricted  cash  represents a certificate of deposit of
                        $46,130 held as security on a letter of credit in connection with the Company's facility lease.

6.    DEPENDENCE ON     Certain  key  components  of the Company's  products are
      LIMITED NUMBER    currently  provided  by  a  limited  number  of sources,
      OF SUPPLIERS      and one component is provided by a single source.

7.    INCOME TAXES      At  December  31,  1999,  the  Company had Federal net
                        operating  losses (NOL) of  approximately  $8,562,000.
                        The NOL expires during the years 2007 to 2014. In the event of a change in ownership of the Company, the utilization of the NOL carryforward in any one year will be subject to limitation under Section 382

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                        "Change  of  Ownership  Rules" of the  Internal  Revenue
                        Code.

                        Realization of any portion of the approximately $3,300,000 federal deferred tax asset at December 31, 1999, resulting from the NOL, is not considered more likely than not by management, accordingly, a valuation allowance has been established for the full amount of the tax asset.

                        Net operating loss carryforward         $  3,300,000
                        Less:  valuation allowance                (3,300,000)
                        ------------------------------------------------------

                        Net deferred tax asset                  $          -
                        ------------------------------------------------------

                        There are no significant temporary differences.

8.    CAPITAL DEFICIT   a. During 1992,  the Company issued 100 shares of common
                           stock for $100 as the initial capitalization of the Company. In June 1996, the Company issued a stock dividend in the form of a 15,999 for 1 stock split. The components of stockholders' deficit, all shares and per share amounts have been retroactively adjusted to reflect the stock split. The Company also recapitalized its common stock to 10,000,000 shares, $.001 par value.

                        b. During  1992,  the  Company   received   $500,000  in
                           additional capital contributions.

                        c. In June 1996, in connection with a private placement,
                           the Company issued 110,000 shares of common stock, at $5.00 per share for cash of $480,100 net of offering costs of $70,000.

                           In addition, during June 1996, the Company granted non-plan stock options to purchase 75,000 shares of common stock at an exercise price of $5.00 per share (estimated fair value based upon the price of common stock sold in the private placement) to a consultant who became a director in August 1996. Options to purchase 25,000 of such shares were exercisable immediately. Options to purchase 25,000 of such shares became exercisable July 24, 1996 upon the execution of the employment agreement with the
                           Company's Chief Executive Officer. The remaining 25,000 of such shares became exercisable upon the closing of the Company's initial public offering. The fair value of such options amounting to $56,250 was

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                           charged  to   operations   during  the  period  ended
                           December 31, 1996.

                        d) In July  1996,  the  Company  granted  ten year stock
                           options to purchase 75,000 shares of common stock at 120% of the initial public offering price to the President. Options to purchase 25,000, 25,000 and 25,000 of such shares vest immediately, six months after the completion of the initial public offering, and one year after the completion of the initial public offering, respectively.

                        e) In August 1996, the Company entered into a three year
                           employment agreement with the Chairman of the Board for a base salary of $125,000. Pursuant to the agreement, the Company granted ten year options vesting over a three year period, exercisable during the period of employment, to purchase 100,000 shares of common stock at an exercise price equal to 120% of the initial public offering price per share of common stock.

                        f) In August 1996, the Company granted ten year options,
                           which vested one year after the grant date, to purchase 5,000 shares each of common stock at 120% of the initial public offering price to two directors of the Company.

                        g) In  August  1996,  the  Company  converted  the  then
                           outstanding $413,518 due to parent (Nyer) in exchange for 41,352 shares of common stock and the then outstanding $132,822 of accrued payroll and consulting fees to the President and Chairman of the Board in exchange for 13,282 shares of common stock. The conversion price was $10.00 per share.

                        h) In December 1996,  the Company  completed its initial
                           public offering. The offering consisted of 575,000 shares of common stock which raised net proceeds of approximately $4,570,000 (gross proceeds of approximately $5,750,000 less underwriting discounts, commissions and other expenses of the offering totaling approximately $1,180,249). During 1997, the Company incurred additional offering costs of $6,243 and received a refund of $25,500 for overpayment of expenses relating to this transaction.

                        i) In  February  1997,  the  Company  granted  ten  year
                           options, which vest one year after the grant date, to purchase 5,000 shares each of common stock at 120% of the initial public offering price to two directors of the Company.

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                        j) In March 1998,  the Company  granted two year options
                           to six of its employees under the 1996 Incentive Plan which vest one year after the grant date, to purchase 13,848 shares of common stock at $8.00 per share.

                        k) In June and August of 1998,  the  Company  issued 709
                           shares of common stock at market, valued at $6,000 to an individual for consulting services.

                        l) In June,  July and  August  of 1998,  a board  member
                           exercised options to purchase 5,000, 2,000 and 2,500 shares of the Company's common stock, respectively, at $5.00 per share.

                        m) In July 1998, the Company granted two year options to
                           five of its employees under the 1996 Incentive Plan, which vest one year after the grant date, to purchase 3,367 shares of common stock at $10.375 per share.

                        n) In September  1998, in connection with the signing of
                           the consulting agreement to obtain approximately $3,000,000 in financing for the Company, a consultant to the Company was issued 50,000 warrants to purchase shares of the Company's common stock at $6.00 per share. The Company estimated the fair value of the warrants at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield percent; expected volatility of 0.488 risk free interest rate of 5.03%, and an estimated life of 10 years. The fair value of such services of $332,500 was charged to operations during the year ended December 31, 1998.

                        o) In December of 1998,  the Company  granted  five year
                           options, which vest two months after the grant date, to purchase 4,393 shares of common stock at $5.00 per share to seven employees of the Company in lieu of 50% pay for two pay periods. The fair value of such options amounting to $8,072 was charged to operations during the period ended December 31, 1998. In 1999, the Company has repurchased 2,342 options for a purchase price of $5,270.

                        p) During 1999,  the Company  granted five year options,
                           which vest two months after the grant date, to purchase 17,995 shares of common stock at $5.00 per share to five employees of the Company in lieu of 50% of their salaries for four pay periods. The fair value of such options amounted to $24,000 and was charged to operations during the year ended December 31, 1999.

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                        q) On May 10, 1999, the Company issued 225,000 shares of
                           common stock to a private investor in exchange for $225,000. The private investor paid $1.00 per share for the 225,000 shares, or $4.75 per share less than the OTC Bulletin Board closing price of $5.75 per share on May 10, 1999.

                        r) On July 16, 1999,  the Company  issued 400,000 shares
                           of common stock to two private investors in exchange for $400,000. These private investors paid $1.00 per share for the 400,000 shares, or $4.75 per share less than the OTC Bulletin Board closing price of $5.75 per share on July 16, 1999.

                        s) The  following   reconciles  the  components  of  the
                           earnings per share (EPS) computation:

FOR THE YEARS ENDED DECEMBER 31,                                       1999                                     1998
-----------------------------------------------------------------------------------------------------------------------
                                                                       PER-                                     PER-
                                            LOSS          SHARES      SHARE           LOSS           SHARE     SHARE
                                     (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)   (DENOMINATOR)    AMOUNT
-----------------------------------------------------------------------------------------------------------------------

Loss per common share - basic:     $  (2,806,911)     2,724,092  $   (1.03)  $  (2,575,467)     2,344,696   $  (1.10)


Effect of Dilutive Securities
Options                                        -               -          -              -               -         -
Warrants                                       -               -          -              -               -         -
-----------------------------------------------------------------------------------------------------------------------

Loss per common share - assuming
dilution:                          $  (2,806,911)     2,724,092  $    (1.03) $  (2,575,467)     2,344,696   $  (1.10)
-----------------------------------------------------------------------------------------------------------------------

                           Options to purchase 316,650 shares of common stock at prices ranging from $5.00 to $12.00 per share, were not included in the computation of loss per share assuming dilution for 1999 and for 1998 as they would have an antidilutive effect. 316,650 options which expire through 2009, are still outstanding at December 31, 1999. Warrants to purchase 643,850 shares of common stock at prices ranging from $.01 to $6.00 per share were not included in the computation of loss per common share assuming dilution for 1999 and for 1998 as they would have an antidilutive effect. 643,850 warrants which expire through 2004 are outstanding at December 31, 1999.

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

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                              utilizing the Technology and the marketing and sale of such products. The license agreement provides for a royalty equal to 4% of net sales and can expire or be terminated prior to the Company's development of products using the Technology.

                              In addition, certain of the Company's patents and patent applications were made, in part, using federal funds provided by a federal agency, National Institute of Health (NIH), which has a nonexclusive, nontransferable, irrevocable license. Under this nonexclusive license, NIH can use the Technology in federally-funded projects or it can, if provided in a treaty or agreement, sublicense the Technology. This nonexclusive license did not terminate with the licensing of the Technology to the Company. NIH also has certain rights allowing it to grant licenses to third parties, even exclusive licenses, if it is determined that practical application of the invention is not occurring, as well as march-in rights to meet unmet health or safety needs. The grant of an exclusive license, or the exercise of march-in rights, would cause the Company to suffer a material adverse effect on its business, financial condition and viability.

                           b) On March 12,  1997,  the  Company  entered  into a
                              Research and Development Agreement with the University of Miami to provide scientific expertise in the identification and yeast and conduct sequencing of yeast genes for the development of sequencing databases. The contract is renewable annually and provides for the Company to pay the University of Miami approximately $15,000 each month for salaries of scientists and supplies.

                           c) On  June  1,  1998,  the  Company  entered  into a
                              three-year cooperative research and development agreement with the Agricultural Research Services of the U.S. Department of Agriculture for the Development (ARS) of "Arrayed Probes for Rapid Identification of Yeasts". The Company is obligated to pay ARS $192,757 over the three year term of the agreement for technical, supplies, and a maintenance contract for a DNA sequencer. In addition, the Company is obligated to pay ARS 2% of net sales of the related products.

                           d) On July 1, 1999, the Company  entered into a three
                              year employment agreement with the Chief Executive Officer/ President and Chairman of the Board of Directors of the Company for a base salary of $125,000 and $132,750, respectively, per year. Pursuant to this agreement, the Company granted ten year options, vesting immediately, exercisable up to 180 days following the employment termination date to purchase 10,000 and 10,000, respectively, shares of common stock at an

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                              exercise price of $5.75.  These agreements provide
                              for  a  bonus  as   determined  by  the  Board  of
                              Directors.

                           e) Minimum   guaranteed   lease   payments   for  the
                              Company's lease are as follows:


                          YEAR ENDED DECEMBER 31,                     AMOUNT
                          ----------------------------------------------------

                             2000                               $    169,000
                             2001                                    174,000
                             2002                                    179,000
                             2003                                    184,000
                             2004                                    190,000
                             Thereafter                              500,000
                          ----------------------------------------------------

                                                                $  1,396,000
                          ----------------------------------------------------

                              After five years the Company has the option to cancel its lease agreement for a cancellation fee equal to three months of the then monthly rent. In December of 1998, the Company renegotiated the lease reducing annual rental payments to approximately $164,000 and annual increases of 3%. Rent expense for 1999 and 1998 aggregated approximately $188,000 and $192,300, respectively.

                              The Company anticipates purchasing or leasing equipment of approximately $500,000 during 2000.

10.   STOCK BASED       At December 31,  1999,  the Company has two stock option
      COMPENSATION      plans which are described below. The Company applies APB
                        Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plan.
                        Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

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

                        On December 31, 1999, the Company adopted a Stock Option Plan (the "1999 Plan") under which 400,000 shares of common stock are reserved for issuance upon exercise of stock based awards including, non-statutory stock options and incentive stock options. The 1999 Plan will be administered by a plan administrator which consists of the Board of Directors, but may consist of such committees, officers and/or employees of the Company as the Board may so designate. The purchase price of each share of common stock purchases upon exercise of any option granted is as follows: i) incentive stock options shall be equal to or greater than the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code ii) incentive options granted to 10% holders shall be equal to or greater than 110% of the fair market value of the common stock on the date of grant as required under
                        Section 422 of the Internal Revenue Code.

                        FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and net income
                        (loss) per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model based on the following assumptions:

                        Year ended December 31,             1999                 1998
                        -------------------------------------------------------------

                        Risk free interest rate        5.14 - 5.88%          4.4-5.4%
                        Expected life               4.83 - 10 Years   1.5 to 10 Years
                        Expected volatility                    .458       .500 - .568
                        Dividend yield                          0.0               0.0

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                        Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:


                                                         1999         1998
                        ------------------------------------------------------
                        Net loss
                        As reported                $ (2,806,911) $ (2,575,467)
                        Pro forma                    (3,061,911)   (2,842,480)

                        Net loss per common share
                        As reported                $      (1.03)  $    (1.10)
                        Pro forma                         (1.11)       (1.21)

                        A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 1999 and 1998 and changes during the years ended is presented below:

                                                                       DECEMBER 31,            DECEMBER 31,
                                                                       -----------             ------------
                                                                              1999                     1998
                                                                              ----                 --------
                                                                         WEIGHTED-                WEIGHTED-
                                                                           AVERAGE                  AVERAGE
                                                                          EXERCISE                 EXERCISE
                                                           SHARES            PRICE   SHARES           PRICE
                        --------------------------------------------------------------------------------------
                        Outstanding at beginning of year   282,108   $       10.05  345,000    $      10.48
                        Granted                            37,995             6.33   21,608            7.76
                        Exercised                               -                -   (9,500 )          5.00
                        Forfeited                          (3,453 )           5.00  (75,000 )         12.00
                        --------------------------------------------------------------------------------------

                        Outstanding at end of year         316,650            9.55  282,108           10.05
                        --------------------------------------------------------------------------------------

                        Options exercisable at year-end    316,650            9.55  202,166            9.73
                        Weighted-average fair value of
                        options granted during the year    37,995  $          2.74   21,608  $         2.78
                        --------------------------------------------------------------------------------------

                        The following table summarizes  information  about fixed
                        stock  options  and  non-plan  options   outstanding  at
                        December 31, 1999.

                                                  OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                 ======================================================    ========================

                                                                 WEIGHTED-
                                                        NUMBER     AVERAGE    WEIGHTED-         NUMBER    WEIGHTED-
                                 RANGE OF          OUTSTANDING   REMAINING      AVERAGE    EXERCISABLE      AVERAGE
                                 EXERCISE                   AT CONTRACTUAL     EXERCISE             AT     EXERCISE
                                 PRICES               12/31/99        LIFE        PRICE       12/31/99        PRICE
                                 -------------------------------------------------------------------------------------
                                 $5.00 - $12.00        316,650        6.14         9.55        316,650         9.55

11.   SUBSEQUENT           a) On January  15,  2000,  the Company  acquired  DNA
      EVENTS Science, Inc. (DNA) by exchanging 450,000 of its common stock for all the outstanding common stock

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                   NOTES TO FINANCIAL STATEMENTS

                              of DNA. The transaction will be accounted for as a purchase business combination; accordingly, the results of operations of DNA will be consolidated in the Company's financial statements for the period beginning with the acquisition date.

                           b) On February  11,  2000,  the  Company  borrowed an
                              additional $250,000 from a private investor. The loan bears interest at 12% with interest payable quarterly, commencing on April 22, 2000. On March 3, 2000, the private investor extended the due date of the principal and interest to June 30, 2000. The loan is secured by substantially all of the Company's assets. In addition, the Company issued to the lender, warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. These warrants were immediately exercisable. The closing price of the common stock on February 11, 2000 was $7.25. In addition, if $1.5 million is subsequently raised or the loan is paid back, the Company will be required to issue warrants to purchase 125,000 shares of common stock at an exercise price of $3.00 per share. In connection with this loan, the Company granted to the consultant assisting it with the transaction, warrants to purchase 30,000 shares of common stock at an exercise price of $3.00 per share for assisting the Company to obtain the financing. These warrants are immediately exercisable.

                           c) On March 2, 2000,  the  Company  borrowed  $75,000
                              from a private investor. The loan bears interest at 12%. The principal and interest are due on in September, 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option, all amounts due into shares of the common stock at a conversion rate of $5.00 per share. In addition, warrants were to purchase 7,500 shares of common stock were issued at an exercise price of $6.20 per share. In the event of default, the note is convertible into additional shares (as defined) and the investor is entitled to additional warrants to purchase shares (as defined).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

      None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

      Our present directors and executive officers are as follows:

       Name                             Age             Position
       ----                             ---             --------
       Mead M. McCabe, Sr., Ph.D....    63   Chairman of the Board of Directors
       Mead M. McCabe, Jr...........    34   CEO, Secretary, Designated Chief
                                                Financial Officer and Director
       Eric Wilkinson...............    41   President and Director
       Mark E. Burroughs ...........    43   Director
       Jack W. Fell, Ph.D. .........    67   Director
       Michael C. Foley.............    56   Director

      The following is a brief description of the background of the officers and directors of our company.

      Mead M. McCabe, Sr., Ph.D. is the founder of our company and the inventor of the EpiDNA technology. Dr. McCabe is the Chairman of the Board of Directors of our company. He holds a B.S. in Zoology from Pennsylvania State University and a Ph.D. in Biology from the University of Miami. From 1972 to 1999, he was on the faculty of the University of Miami School of Medicine. Dr. McCabe's research interests center on the molecular mechanisms of microbial diseases and he has taught courses in molecular pathogenesis. Dr. McCabe served four years on the Oral Biology and Medicine Study Section at the National Institutes of Health and has consulted for the NIH on numerous other occasions since 1976. He has been awarded several NIH research grants, including a recent S.B.I.R. Phase I grant. Dr. McCabe has been Chairman of since our inception. Dr. McCabe is the father of Mead M. McCabe, Jr.

      Mead M. McCabe, Jr. is the Chief Executive Officer, Chief Financial Officer and Secretary of our company and is responsible for the execution of our company's corporate strategy. Mr. McCabe has a B.S. in International Business from Auburn University and a dual M.B.A. in both Finance and International Business from the University of Miami. Mr. McCabe joined us in September 1993. Prior to that, Mr. McCabe was a financial consultant with Merrill Lynch for two years. Mr. McCabe is the son of Dr. McCabe. Mr. McCabe became a director on October 16, 1993.

      Eric Wilkinson has been the President of our company and President of our wholly-owned subsidiary, Genetic Vectors of California, Inc. since January 17, 2000. Mr. Wilkinson is responsible for our company's daily operations, including business development, sales and marketing and manufacturing. Mr. Wilkinson became a director on January 18, 2000. He served as the President of DNA Sciences, Inc. since its inception in March 1997. Between December 1995 and February 1997, Mr. Wilkinson was President of Immune Complex Corporation, a biotechnology company specializing in DNA diagnostics, drug metabolism, and immunodiagnostics. Between June 1996 and February 1997, Mr. Wilkinson served as Director of Chemistry with Synthetic Genetics, a biotechnology company involved in the development of DNA diagnostic kits. Mr. Wilkinson received a B.S. in Biology from the University of California in San Diego in 1982 and has served in senior management and product development positions in several biotechnology companies.

      Mark E. Burroughs has served as a director since March 1995. He is currently a principal of Burroughs Properties, L.L.C., a full service real estate development, brokerage and asset management concern. He has been the Managing Partner/Broker-In-Charge of Diversified Holdings International, Inc., an investment and venture capital firm with primary holdings in real estate, management consulting, computer software and wine making since 1984. From 1988 to 1991 Mr. Burroughs also represented Stiles Corporation/Tribune Company Joint Venture as Owner's Representative/Senior Development Manager, managing the development of the New River Center in Fort Lauderdale, Florida. He also served from 1980 to 1983 as Vice President and Project Manager of Cheezem Development Corp., a publicly held real estate development and asset management company.

      Jack W. Fell, Ph.D. has served as a director since February 1997. He is currently a professor of Microbiology at the University of Miami's Rosenstiel School of Marine and Atmospheric Science and has served in that capacity since 1977. Dr. Fell has a B.S. in Biology from Northwestern University, an M.S. in Marine Biology from the University of Miami's Institute of Marine Science, a Ph.D. in Microbiology from the University of Miami's School of Medicine and Institute of Marine Science and a post-doctorate in Microbiology from the University of California, Davis.

      Michael C. Foley has served as a director since January 1998. He is currently a Senior Vice President and Director of Janney Montgomery Scott, Inc., an investment banking firm, where he has been employed since 1994. Prior to these positions he served as President and Chief Executive Officer of Foley, Mufson Howe & Company, an investment banking firm, from 1992 to 1994. Mr. Foley has worked in the security industry for over twenty-five years. He is past Chairman of the Securities Industry Association's Mid-Atlantic Division and past President of the Bond Club of Philadelphia. Mr. Foley is a graduate of Villanova University and received a Masters Degree in Business Administration from the University of Pittsburgh.

      Resignations of Directors. Allyn L. Goulb and James A. Joyce resigned from our Board of Director on December 4, 1998 and March 5, 1999, respectively. We have filled one of these vacancies by nominating Eric Wilkinson. The remaining vacancy has not been filled.

      Election of Directors and Executive Officers. Our executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Our directors are elected by the shareholders of our company and hold office until the first annual meeting of shareholders following their election or appointment and until their successors have been duly elected and qualified. We have never held a shareholder meeting.

      Pursuant to an agreement with the underwriter which managed our initial public offering, we have agreed that this underwriter may designate one member of the Board of Directors. The underwriter has chosen not to designate director since its previous designee, James Joyce, resigned on March 5, 1999 to pursue other interests. The underwriter's designee's service on the Board of Directors will be subject to the approval of the holders of a majority of the outstanding shares of our common stock.

      In  connection   with  our   acquisition  of  DNA  Sciences,   the  former
shareholders of DNA Sciences are entitled to nominate one director to our Board of Directors. This person is Eric Wilkinson.

Indemnification of Officers and Directors

      Pursuant to authority conferred by applicable Florida law, our Articles of Incorporation and By-laws provide that our directors, officers, and employees be indemnified to the fullest extent permitted by Florida law.

Committees of the Board of Directors

      Mark Burroughs serves as the sole member of the Audit Committee. The functions of the Audit Committee are to: (1) recommend annually to our Board of Directors the appointment of our independent auditors, (2) discuss and review, in advance, the scope and the fees of the annual audit and review the results thereof with the independent auditors, (3) review and approve non-audit services of the independent auditors, (4) review compliance with our existing major accounting and financial reporting policies, (5) review the adequacy of our financial organization, and (6) review management's procedures and policies relating to the adequacy of our internal accounting controls and compliance with applicable laws relating to accounting practices.

      Mark Burroughs serves as the sole member of our Compensation and Stock Option Committee (the "Compensation Committee") which is responsible for making recommendations to our Board of Directors regarding compensation arrangements for our officers and for making recommendations to our Board of Directors regarding the adoption of any employee benefit plans and the grant of stock options or other benefits under such plans.

Section 16(a) Beneficial Ownership Reporting Compliance

      We are aware of the following instances between January 1, 1999 and March 30, 2000, when an executive officer, director or owner of more than ten percent of the outstanding shares of common stock failed to comply with reporting requirements of Section 16(a) of the Securities Exchange Act of 1934:

      o Mr. McCabe, Jr. failed to timely file a Form 4 in connection with the grant on July 1, 1999 of options to purchase up to 10,000 shares of our common stock.

      o Mr. McCabe, Sr. failed to timely file a Form 4 in connection with the grant on July 1, 1999 of options to purchase up to 10,000 shares of our common stock.

      o Mr. Wilkinson failed to timely file a Form 3 in connection with his receipt of 135,000 shares of our common stock on January 17, 2000, as well as the grant of options to purchase up to 75,000 shares of common stock.

      o Orbiter Fund, Ltd. failed to timely file a Form 3 in connection with its purchase of 130,000 shares of common stock and warrants to purchase 250,000 shares of common stock.

Item 10. Executive Compensation
-------------------------------

Compensation of Directors

      Non-employee directors receive $500 plus expenses for attendance at Board of Director meetings in person and by telephone. Directors are reimbursed for all out-of-pocket expenses incurred in attending meetings of the Board of Directors and committees thereof.

      Our 1996 Incentive Plan (the "1996 Incentive Plan") provides that directors who are not employees are automatically granted an option to purchase 5,000 shares of our common stock in connection with their appointment to the Board of Directors. Such options will vest after one year of service on the Board of Directors. The options granted to non-employee directors (Mr. Burroughs and Dr. Fell) have an exercise price of $12.00 per share (120% of the offering price in our IPO). Options to purchase 5,000 shares of common stock were granted to Mr. Michael Foley on January 12, 1998 (the date he joined the Board of Directors) at an exercise price of $7.75. Options granted in the future will be priced at no less than 100% of the common stock's fair market value on the date of the grant. Options granted to non-employee directors will be non-statutory options and will become exercisable after one year of service on the Board and will be exercisable for ten years from the date of the grant, except that options exercisable at the time of a director's death may be exercised for twelve months thereafter. Under the terms of the Incentive Plan, neither the Board of Directors nor any committee of the Board of Directors will have any discretion with respect to options granted to directors.

Executive Compensation

      The following table shows all the cash compensation paid by us, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 1999, 1998 and 1997 to Mead M. McCabe, Sr., Ph.D., Chairman of our company, and to Mead McCabe, Jr., CEO and Secretary of our company. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to Dr. McCabe or Mr. McCabe during fiscal years 1999, 1998 and 1997. No other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000. The summary compensation table which follows includes all payments to Dr. McCabe and Mr. McCabe for fiscal years 1999, 1998 and 1997.

                                  Annual Compensation            Long-Term Compensation
                                  -------------------            ----------------------
                                                                    Awards           Payouts
                                                                    ------           -------
                                                    Other        Restricted
                                                    Annual         Stock        Options/    LTIP       All Other
Name and                         Salary   Bonus  Compensation(1)  Award(s)      SARs(2)   Payouts     Compensation
Principal Position       Year      ($)     ($)        ($)           ($)          ($)       ($)           ($)
------------------       ----      ---     ---        ---           ---          ---       ---           ---

Mead M. McCabe, Sr.,     1999   $146,129   -0-      $6,000          -0-         10,000     -0-           -0-
Ph.D., Chairman of the   1998   $125,000   -0-                      -0-           -0-      -0-           -0-
Board of Directors       1997   $125,000   -0-                      -0-           -0-      -0-           -0-

Mead M. McCabe, Jr.,     1999   $126,692   -0-      $5,250                      10,000     -0-           -0-
CEO, CFO and Secretary   1998    $73,558   -0-        -0-           -0-           -0-      -0-           -0-
                         1997    $75,866   -0-        -0-           -0-           -0-      -0-           -0-

-----------------

(1) This other annual compensation represents a $750 per month automobile allowance.

(2) These options were granted on July 1, 1999, and have an exercise price of $5.75 per share. These options are fully vested. All of these grants are for options to purchase our common stock. No SAR's were granted.

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                      FISCAL YEAR END OPTIONS/SAR VALUES(1)


                                                     Number of Securities        Value of
                                                         Underlying             Unexercised
                          Shares                        Unexercised             In-the-Money
                       Acquired on      Value          Options/SAR's at       Options/SAR's at
        Name             Exercise    Realized ($)      Fiscal Year End        Fiscal Year End
-----------------------------------------------------------------------------------------------

Mead M. McCabe, Sr.        -0-          -0-          Exercisable: 110,000          -0-

Mead M. McCabe, Jr.        -0-          -0-          Exercisable:  85,000          -0-

---------------------------------
(1) These grants represent options to purchase common stock. No SAR's have been granted.
(2) None of these options were in-the-money as of December 31, 1999.

      On June 9, 2000,  we granted the  following  options:

      o To Mead M. McCabe, Sr., the Chairman of our company, options to purchase up to 100,000 shares of common stock at an exercise price of $6.03125 per share. These options vest one-third immediately and one-third on each of the second and third anniversaries of Dr. McCabe's 1999 employment agreement. These options may be exercised within ten years of the date of grant.

      o To Mead M. McCabe, Jr., the Chief Executive Officer of our company, options to purchase up to 100,000 shares of common stock at an exercise price of $6.03125 per share. These options vest one-third immediately and one-third on each of the second and third anniversaries of Mr. McCabe's 1999 employment agreement. These options may be exercised within ten years of the date of grant.

      o To Mark Burroughs, a director of our company, options to purchase 17,500 shares of common stock at an exercise price of $6.03125 per share. 12,500 of these options vest immediately and 5,000 vest in March 2001. These options may be exercised within ten years of the date of grant.

      o To Jack Fell, a director of our company, options to purchase 12,500 shares of common stock at an exercise price of $6.03125 per share. 7,500 of these options vest immediately and 5,000 vest in March 2001. These options may be exercised within ten years of the date of grant.

      o To Michael Foley, a director of our company, options to purchase 10,000 shares of common stock at an exercise price of $6.03125 per share. 5,000 of these options vest immediately and 5,000 vest in January 2001. These options may be exercised within ten years of the date of grant.

      On January 17, 2000, we granted the following options under our 1999 Stock Option Plan:

      o To Eric Wilkinson, options to purchase up to 75,000 shares of common stock at an exercise price of $7.25 per share. These options vest one-third in one year, one-third in two years and one-third in three years. These options may be exercised within ten years of the date of grant.

      o To Jerome Streifel, options to purchase up to 60,000 shares of common stock at an exercise price of $7.25 per share. These options vest one-third in one year, one-third in two years and one-third in three years. These options may be exercised within ten years of the date of grant.


Employment Agreements

      Effective July 1, 1999, our company and Mead M. McCabe, Jr. entered into a new employment agreement pursuant to which Mr. McCabe will serve as the Chief Executive Officer. The agreement has a three year term and pays Mr. McCabe a base salary of $125,000, plus annual cost of living adjustments and other increases to be determined by the Board of Directors. Mr. McCabe also receives a monthly automobile allowance of $750. Mr. McCabe was granted options to purchase 10,000 shares of common stock at an exercise price of $5.75 per share. These options are immediately exercisable. In addition, Mr. McCabe is entitled to an annual bonus in an amount to be determined by the Board of Directors. The agreement further provides that Mr. McCabe will devote his full working time and efforts to the business and affairs of our company. The agreement also provides that upon termination of employment without "cause" or termination by the executive for "good reason" (which includes a change of control), the executive is entitled to receive, in addition to all accrued or earned but unpaid salary, bonus or benefits, an amount equal to two times the compensation such executive would be entitled to receive in the then current fiscal year, including base salary and incentive bonus compensation. For the purposes of the employment agreement, the amount of incentive bonus compensation such executive would be entitled to receive in the then current fiscal year is equal to the largest amount accrued for any of the two most recently completed fiscal years. The agreement also provides that the executive will not compete with us during his employment and for one year thereafter.

      Effective July 1, 1999, our company and Mead M. McCabe, Sr. entered into a new employment agreement pursuant to which Dr. McCabe will serve as the Chairman of the Board of Directors. The agreement has a three year term and pays Dr. McCabe a base salary of $132,750, plus annual cost of living adjustments and other increases to be determined by the Board of Directors. Dr. McCabe also receives a monthly automobile allowance of $750. Dr. McCabe was granted options to purchase 10,000 shares of common stock at an exercise price of $5.75 per share. These options are immediately exercisable. In addition, Dr. McCabe is entitled to an annual bonus in an amount to be determined by the Board of Directors. The agreement further provides that Dr. McCabe will devote his full working time and efforts to the business and affairs of our company. The agreement also provides that upon termination of employment without "cause" or termination by the executive for "good reason" (which includes a change of control), the executive is entitled to receive, in addition to all accrued or earned but unpaid salary, bonus or benefits, an amount equal to two times the compensation such executive would be entitled to receive in the then current fiscal year, including base salary and incentive bonus compensation. For the purposes of the employment agreement, the amount of incentive bonus compensation such executive would be entitled to receive in the then current fiscal year is equal to the largest amount accrued for any of the two most recently completed fiscal years. The agreement also provides that the executive will not compete with us during his employment and for one year thereafter.

      Effective January 17, 2000, our company and Eric Wilkinson entered into an employment agreement pursuant to which Mr. Wilkinson will serve as the President of our company and our wholly-owned subsidiary, Genetic Vectors of California, Inc. The agreement has a two-year term which may be renewed on its then-current terms by us for subsequent one year extension terms. Mr. Wilkinson's base salary is $125,000 per year, plus a bonus as determined by the Board of Directors. Mr. Wilkinson also received options to purchase up to 75,000 shares at an exercise price of $7.25 per share. The agreement requires Mr. Wilkinson to devote his full working time and efforts to our company. Mr. Wilkinson has agreed not to compete with us during his employment and for two years thereafter.

1999 Stock Option Plan

      Overview of the Incentive Plan

      Incentive compensation for non-employee directors, executives and other key employees is provided under our 1999 Incentive Plan. The purpose of the Incentive Plan is to (a) increase the proprietary and vested interest of our non-employee directors in the growth and performance of our Company, (b) assist in attracting and retaining highly competent employees, (c) provide an incentive for motivating selected officers and other key employees of our Company, (d) achieve long-term corporate objectives and (e) enable cash incentive awards to qualify as performance-based for purposes of the tax deduction limitations under
Section 162(m) of the Internal Revenue Code of 1986, as amended.

      The Incentive Plan is administered by the Compensation Committee of the Board of Directors of our Company. Eligible participants include our non-employee directors and such officers and other key employees as the plan administrator may designate from time to time. The Incentive Plan will continue in effect until terminated by its terms or, if earlier, by the Board of Directors.

      Administration

      The Incentive Plan is administered by a plan administrator, which is currently the Compensation Committee of the Board of Directors. The plan administrator has been granted exclusive and final authority under the Incentive Plan with respect to all determinations, interpretations and other actions affecting the Incentive Plan and its participants.

      Shares Subject to the Incentive Plan

      Three hundred thousand shares of our common stock have been initially authorized to be issued under the Incentive Plan. Such authorized shares will be appropriately adjusted to reflect adjustments (if any) to our capital structure.

1996 Stock Option Plan

      Overview of the Incentive Plan

      Incentive compensation for non-employee directors, executives and other key employees is provided under our 1996 Incentive Plan. The purpose of the Incentive Plan is to (a) increase the proprietary and vested interest of our non-employee directors in the growth and performance of our company, (b) assist in attracting and retaining highly competent employees, (c) provide an incentive for motivating selected officers and other key employees of our company, (d) achieve long-term corporate objectives and (e) enable cash incentive awards to qualify as performance-based for purposes of the tax deduction limitations under
Section 162(m) of the Internal Revenue Code of 1986, as amended.

      Eligible participants of the Incentive Plan include our non-employee directors and such officers and other key employees as the Board of Directors of our company may designate from time to time. The Incentive Plan will continue in effect until terminated by its terms or, if earlier, by the Board of Directors.

      The Incentive Plan authorizes the plan administrator to grant any or all of the following types of awards: (1) stock options, including nonqualified stock options and incentive stock options, (2) stock appreciation rights, (3) restricted shares of our common stock, (4) performance awards, (5) other stock-based awards, and (6) short-term cash incentive awards.

      Administration

      The Board of Directors has been granted exclusive and final authority under the Incentive Plan with respect to all determinations, interpretations and other actions affecting the Incentive Plan and its participants.

      Shares Subject to the Incentive Plan

      Three hundred thousand shares of our common stock have been authorized to be issued under the Incentive Plan. Such authorized shares will be appropriately adjusted to reflect adjustments (if any) to our capital structure.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Voting Securities and Principal Holders Thereof

      The following table sets forth, as of June 5, 2000, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                     Common Stock
                                               Beneficially Owned (1), (2)

                                               ----------------------------
Name/Address                                      Number        Percent
------------                                   ----------------------------

Mead M. McCabe, Sr. .................           295,166(2)        7.6%(2)
12901 SW 63rd Ct.
Miami, FL  33156

Mead M. McCabe, Jr. .................           230,293(2)        6.0%(2)
5201 N.W. 77th Avenue
Suite 100
Miami, Florida  33133

Jack W. Fell, Jr., Ph.D. ............        12,500(1),(5)              *
University of Miami-RSMAS
4600 Rickenbacker Causeway
Key Biscayne, Florida  33149

                                                     Common Stock
                                               Beneficially Owned (1), (2)

                                               ----------------------------
Name/Address                                      Number        Percent
------------                                   ----------------------------

Mark E. Burroughs ...................        17,500(1),(5)              *
7440 Six Forks Road, Suite 16
Raleigh, North Carolina  27615

Eric Wilkinson ......................           135,000(6)        3.6%(1)
5201 N.W. 77th Avenue, Suite 100
Miami, Florida  33133

Jerome Streifel .....................           135,000(6)        3.6%(1)
5201 N.W. 77th Avenue, Suite 100
Miami, Florida  33133

All directors and executive officers               825,459          23.3%
as a group(4)(5) ....................

Nyer Medical Group...................       870,215(2),(3)   23.4%(2),(3)
1292 Hammond St.
Bangor, ME  04401

Capital Research, Ltd.(7) ...........              150,000           4.0%
27241 Pasco Peregrino
San Juan Capistrano, California 92675-5041

Orbiter Fund, Ltd.(8) ...............              380,000           9.6%
375 Park Avenue, 20th Floor
New York, New York 10152

Lancer Partners .....................              300,000           8.1%
375 Park Avenue, 20th Floor
New York, New York 10152


------------------------------------------------
*     Less than 1%.

(1) Applicable percentage of ownership is based on 3,722,843 shares of common stock outstanding as of June 5, 2000 together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of June 5, 2000 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of our company.

(2) Most of these shares are held by Mr. McCabe, Sr. and his wife, Marigrace McCabe, jointly. Pursuant to a five-year letter agreement dated March 25, 1996, Nyer Medical agreed to vote the shares of common stock held by it to elect one member of the Board of Directors designated by Nyer Medical and the remaining members of the Board of Directors as designated by Dr. McCabe, Mrs. McCabe and Mr. McCabe. If, pursuant to this agreement, the beneficial ownership of Nyer Medical's Common Stock is attributed to Dr. McCabe and Mr. McCabe, they would own 1,132,048 and 1,067,175 shares of common stock, respectively. Their ownership percentages would be 30.1%, and 28.6%, respectively. Dr. McCabe, Sr. has vested options to purchase 143,333 shares of common stock, of which 33,333 are exercisable at $6.03125 per share, 100,000 are exercisable at $12.00 per share and 10,000 are exercisable at $5.75 per share. Mr. McCabe, Jr. has vested options to purchase 118,333 shares of common stock, of which 33,333 are exercisable at $6.03125 per share, 75,000 are exercisable at $12.00 per share and 10,000 are exercisable at $5.75 per share.

(3) Includes common stock owned by Nyle International Corp. (115,447 shares) and Mr. Samuel Nyer (4,228 shares), which are deemed to be beneficially owned by Nyer Medical. Mr. Samuel Nyer is the only natural person who may be deemed to be the beneficial owner of the shares of the Common Stock held by Nyer Medical.

(4)   Six (6) persons

(5) Represents shares which may be acquired upon the exercise of presently exercisable stock options.

(6) Excludes 75,000 and 60,000 shares of common stock held by Messrs. Wilkinson and Streifel, respectively. These options are exercisable at $7.25 per share. These options vest one-third on each of the first, second and third anniversary of the date of the grant.

(7) Upon the repayment of loan proceeds or if $1.5 million is subsequently raised by us, we are obligated to issue additional warrants to purchase 200,000 shares of common stock, of which 150,000 are exercisable at $5.50 per share and 50,000 are exercisable at $3.00 per share. See "Sales of Unregistered Securities."

(8) Includes 130,000 shares of common stock and warrants to purchase 250,000 shares of common stock, of which 30,000 are exercisable at $0.01 per share and 240,000 are exercisable at $1.00 per share. Upon the repayment of loan proceeds or if $1.5 million is subsequently raised by us, we are obligated to issue additional warrants to purchase 575,000 shares of common stock at an exercise price of $3.00 per share. See "Sales of Unregistered Securities."

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

      Dr. McCabe is the founder of the Company and currently serves as its Chairman. Marigrace McCabe is the wife of Dr. McCabe. Mead McCabe, Jr. is the son of Dr. McCabe, and the nephew of Mr. Foley.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

      Pursuant to an agreement with the University of Miami, our company has agreed to pay approximately $44,000 of Dr. Fell's, a director of our company, salary as an employee of the University of Miami. In exchange, Dr. Fell devotes approximately one-half of his business time to research and development efforts on behalf of our company.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

(a)   Exhibits.

Exhibit No.
    No.     Description                             Location                                   Page
    --      -----------                             --------                                   ----

    3.1     Articles of Incorporation of the        Incorporated by reference to Exhibit
            Company, as amended                     No. 3.1 to Registrant's Registration
                                                    Statement (the "Registration
                                                    Statement") on Form SB-2 (Registration
                                                    Number 333-5530-A)

    3.2     By-laws of the Company                  Incorporated by reference to Exhibit
                                                    No. 3.2 to the Registration Statement

    3.3     Amendment to By-Laws                    Provided herewith




Exhibit
    No.     Description                             Location                                   Page
    --      -----------                             --------                                   ----

    4.1     Form of Common Stock certificate        Incorporated by reference to Exhibit
                                                    No. 4.1 to the Registration Statement

    4.2     Form of Underwriters' Warrant           Incorporated by reference to Exhibit
                                                    No. 4.2 to the Registration Statement

    4.3     Form of 1996 Incentive Plan             Incorporated by reference to Exhibit
                                                    No. 4.3 to the Registration Statement

    4.4     Form of 1999 Stock Option Plan          Provided herewith

   10.1     License Agreement dated                 Incorporated by reference to Exhibit
            September 7, 1990 between the           No. 10.1 to the Registration Statement
            University of Miami and its School
            of Medicine and ProVec, Inc.

   10.2     Assignment of License Agreement         Incorporated by reference to Exhibit
            dated January 20, 1992 between          No. 10.2 to the Registration Statement
            ProVec, Inc. and EpiDNA, Inc.

   10.3     Agreement between University of         Incorporated by reference to Exhibit
            Miami and its School of Medicine        No. 10.3 to the Registration Statement
            and the Company dated August 21,
            1996

   10.4     Employment Agreement dated              Incorporated by reference to Exhibit
            August 15, 1996 between Mead M.         No. 10.4 to the Registration Statement
            McCabe, Sr. and the Company

   10.5     Stock Option Addendum to Employment     Incorporated by reference to Exhibit
            Agreement dated August 15, 1996         No. 10.5 to the Registration Statement
            between Mead M. McCabe, Sr. and the
            Company

   10.6     Stock Option Addendum to Employment     Incorporated by reference to Exhibit
            Agreement dated August 15, 1996         No. 10.7 to the Registration Statement
            between Mead M. McCabe, Sr. and the
            Company

   10.7     Consulting Agreement dated June 19,     Incorporated by reference to Exhibit
            1996 between James A. Joyce and the     No. 10.10 to the Registration Statement
            Company

   10.8     Letter Agreement dated December 16,     Incorporated by reference to Exhibit
            1994 among Nyer Medical Group,          No. 10.11 to the Registration Statement
            Inc., the Company, Mead M. McCabe,
            Sr. And Mead M. McCabe, Jr.

   10.9     Investors Finders Agreement dated       Incorporated by reference to Exhibit
            June 9, 1994 among Nyer Medical         No. 10.12 to the Registration Statement
            Group, Inc., and the Company and
            Gulf American Trading Company

   10.10    Industrial Real Estate Lease dated      Incorporated by reference to Exhibit
            June 12, 1997 among the Company and     No. 10.13 to the Company's Quarterly
            Jetex Group, Inc.                       Report on Form 10-QSB for the Quarter
                                                    ended June 30, 1997

   10.11    Letter from University of Miami         Incorporated by reference to Exhibit
            dated April 8, 1998                     No. 10.12 to the Company's Annual
                                                    Report on Form 10-KSB for the year
                                                    ended December 31, 1997

   10.12    Promissory Note dated as of             Incorporated by reference to Exhibit
            November 2, 1998 in the Original        No. 10.13 to the Company's Annual
            Principal Amount of $50,000 given       Report on Form 10-KSB for the year
            by the Company to Ms. Patricia A.       ended December 31, 1998
            Gionone




Exhibit
    No.     Description                             Location                                   Page
    --      -----------                             --------                                   ----

   10.13    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-2 dated  as of November 2, 1998       No. 10.14 to the Company's Annual
            granted by the Company to Ms.           Report on Form 10-KSB for the year
            Patricia A. Gionone                     ended December 31, 1998

   10.14    Promissory Note dated as of             Incorporated by reference to Exhibit
            November 2, 1998 in the Original        No. 10.15 to the Company's Annual Report
            Principal Amount of $100,000            on Form 10-KSB for the year ended
            given by the Company to Jerome          December 31, 1998
            P. Seiden Irrevocable Trust Dated
            April 22, 1998

   10.15    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-1 dated  as of November 2, 1998       No. 10.16 to the Company's Annual
            granted by the Company to Jerome P.     Report on Form 10-KSB for the year
            Seiden Irrevocable Trust Dated          ended December 31, 1998
            April 22, 1998

   10.16    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-5 dated as of September 3, 1998       No. 10.17 to the Company's Annual
            granted by the Company to Sterling      Report on Form 10-KSB for the year
            Technology Partners, Ltd.               ended December 31, 1998

   10.17    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-4 dated  as of January 19, 1999       No. 10.18 to the Company's Annual
            granted by the Company to Sterling      Report on Form 10-KSB for the year
            Technology Partners, Ltd.               ended December 31, 1998

   10.18    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-7 dated  as of March 9, 1999          No. 10.19 to the Company's Annual
            granted by the Company to Sterling      Report on Form 10-KSB for the year
            Technology Partners, Ltd.               ended December 31, 1998

   10.19    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-3 dated as of January 19, 1999        No. 10.20 to the Company's Annual
            granted by the Company to Capital       Report on Form 10-KSB for the year
            Research, Ltd.                          ended December 31, 1998

   10.20    Promissory Note dated as of January     Incorporated by reference to Exhibit
            19, 1999 in the Original Principal      No. 10.21 to the Company's Annual
            Amount of $163,500 given by the         Report on Form 10-KSB for the year
            Company to Capital Research, Ltd.       ended December 31, 1998

   10.21    Pledge and Security Agreement dated     Incorporated by reference to Exhibit
            as of  January 19, 1999 between the     No. 10.22 to the Company's Annual
            Company and Capital Research, Ltd.      Report on Form 10-KSB for the year
                                                    ended December 31, 1998

   10.22    Registration Rights Agreement dated     Incorporated by reference to Exhibit
            as of January 19, 1999 between the      No. 10.23 to the Company's Annual
            Company and Capital Research, Ltd.      Report on Form 10-KSB for the year
                                                    ended December 31, 1998

   10.23    Promissory  Note dated as of March      Incorporated by reference to Exhibit
            9, 1999 in the Original Principal       No. 10.24 to the Company's Annual
            Amount of $125,000 given by the         Report on Form 10-KSB for the year
            Company  to Capital Research, Ltd.      ended December 31, 1998

   10.24    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-6 dated as of March 9, 1999           No. 10.25 to the Company's Annual
            granted by the Company to Capital       Report on Form 10-KSB for the year
            Research, Ltd.                          ended December 31, 1998

   10.25    Registration Rights Agreement dated     Incorporated by reference to Exhibit
            as of March 9, 1999 between the         No. 10.26 to the Company's Annual
            Company and Capital Research, Ltd.      Report on Form 10-KSB for the year
                                                    ended December 31, 1998




Exhibit
    No.     Description                             Location                                   Page
    --      -----------                             --------                                   ----

   10.26    Executive Employment Agreement,         Incorporated by reference to Exhibit
            together with Stock Option              10.26 to the Company's Annual Report on
            Addendum, dated as of July 1, 1999      Amendment No. 1 to the Form 10 KSB for
            between Mead M. McCabe, Jr. and the     the year ended December 31, 1998
            Company

   10.27    Executive Employment Agreement,         Incorporated by reference to Exhibit
            together with Stock Option              10.27 to the Company's Annual Report on
            Addendum, dated as of July 1, 1999      Amendment No. 1 to the Form 10 KSB for
            between Mead M. McCabe, Sr. and the     the year ended December 31, 1998
            Company

   10.28    Executive Employment Agreement,         Provided herewith
            together with Stock Option
            Addendum, dated as of January 17,
            2000 between Jerome Streifel and
            the Company

   10.29    Executive Employment Agreement,         Provided herewith
            together with Stock Option
            Addendum, dated as of January 17,
            2000 between Eric Wilkinson and the
            Company

   10.30    Promissory Note dated as of April       Provided herewith
            19, 1999 in the Original  Principal
            Amount of $100,000 given by the
            Company to Jack Surgent

   10.31    Registration Rights Agreement dated     Provided herewith
            as of April 19, 1999 between the
            Company and Jack Surgent

   10.32    Common Stock Purchase Warrant dated     Provided herewith
            as of April 19, 1999 granted by the
            Company to Jack Surgent

   10.33    Promissory Note dated as of October     Provided herewith
            6, 1999 in the Original  Principal
            Amount  of  $200,000  given by the
            Company  to Orbiter Fund, Ltd.

   10.34    Pledge and Security Agreement dated     Provided hereiwth
            as of October 6, 1999 between the
            Company and Orbiter Fund, Ltd.

   10.35    Registration Rights Agreement dated     Provided herewith
            as of October 6, 1999 between the
            Company and Orbiter Fund, Ltd.

   10.36    Common Stock Purchase Warrant dated     Provided  herewith
            as of October 6, 1999 granted by the
            Company to Orbiter Fund, Ltd.

   10.37    Promissory Note dated as of             Provided  herewith
            November 19, 1999 in Original
            Principal Amount of $200,000 given
            by the Company to Orbiter Fund, Ltd.




Exhibit
    No.     Description                             Location                                   Page
    --      -----------                             --------                                   ----

   10.38    Pledge and Security Agreement dated     Provided herewith
            as of November 19, 1999 between the
            Company and Orbiter Fund, Ltd.

   10.39    Registration Rights Agreement dated     Provided herewith
            as of November 19, 1999 between the
            Company and Orbiter Fund, Ltd.

   10.40    Common Stock Purchase Warrant dated     Provided herewith
            as of December 22, 1999 granted by
            the Company to Orbiter Fund, Ltd.

   10.41    Promissory Note dated as of             Provided herewith
            December 22, 1999 in the Original
            Principal Amount of $300,000 given
            by the Company to Orbiter Fund, Ltd.

   10.42    Pledge and Security Agreement dated     Provided herewith
            as of December 22, 1999 between the
            Company and Orbiter Fund, Ltd.

   10.43    Registration Rights Agreement dated     Provided herewith
            as of December 22, 1999 between the
            Company and The Orbiter Fund, Ltd.

   10.44    Common Stock Purchase Warrant dated     Provided herewith
            as of December 22, 1999 granted by
            the Company to The Orbiter Fund, Ltd.

   10.45    Promissory Note dated as of February,   Provided herewith
            2000 in the Original Principal Amount
            of $250,000 give by the Company to
            The Orbiter Fund, Ltd.

   10.46    Pledge and Security Agreement dated     Provided herewith
            as of , 2000 between the Company and
            The Orbiter Fund, Ltd.

   10.47    Registration Rights Agreement dated     Provided herewith
            as of February, 2000 between the
            Company and The Orbiter Fund, Ltd.

   10.48    Stock Purchase Agreement dated as       Provided herewith
            of January 17, 2000 among the
            Company, DNA Sciences, Inc. and the
            shareholders of DNA Sciences, Inc.

   10.49    Common Stock Purchase Warrant dated     Provided herewith
            as of February, 2000 given by the
            Company to The Orbiter Fund, Ltd.




Exhibit
    No.     Description                             Location                                   Page
    --      -----------                             --------                                   ----

   10.50    Convertible Promissory Note dated       Provided herewith
            as of March 2, in the Original
            Principal Amount of $75,000 given
            by the to Jack Higgins

   10.51    Common Stock Purchase Warrant dated     Provided herewith
            as of March 2, 2000 between the
            Company and Jack Higgins

   10.52    Convertible Promissory Note dated       Provided herewith
            as of March 7, 2000 in the Original
            Principal Amount of $100,000 given
            by the Company to Frederick &
            Company

   10.53    Common Stock Purchase Warrant dated     Provided herewith
            as of March 7, 2000 between the
            Company and Frederick & Company

   10.54    Convertible Promissory Note in the      Provided herewith
            Original Principal Amount of
            $100,000 dated as of May 8, 2000
            between the Company and Jim Kelly.

   10.55    Common Stock Purchase Warrant dated     Provided herewith
            as of May 8, 2000 between the Company
            and Jim Kelly.

   10.56    Convertible Promissory Note dated       Provided herewith
            as of May 26, 2000 between the
            Company and Jim Kelly.

   10.57    Common Stock Purchase Warrant           Provided herewith
            dated as of May 26, 2000 between
            the Company and Jim Kelly.

    11.     Statement re: computation of            Not applicable
            earnings

    18.     Letter on change in accounting          Not applicable
            principles

    21.     Subsidiaries of the Registrant          Provided herewith

    22.     Published report regarding matters      Not applicable
            submitted to Vote

    23.     Consent of Independent Accountant       Not applicable

    24.     Power of Attorney                       Not applicable

    27.     Financial Data Schedule                 Provided herewith

(b)   Reports on Form 8-K.

      On February 14, 2000, we filed a Form 8-K in connection with the acquisition of all of the capital stock of DNA Sciences, Inc., a California corporation ("DNA Sciences"). The purchase price consisted of the issuance of 450,000 shares of our common stock. The Form 8-K further stated that our company intended to provide the financial information required by Item 7 of the Form 8-K within sixty days from the date the Form 8-K was required to be filed with the Securities and Exchange Commission.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENETIC VECTORS, INC.


                                    By: /s/ Mead M. McCabe, Jr.
                                        -----------------------
                                           Mead M. McCabe, Jr.
                                           Chief Executive Officer and Secretary

                                    Date: June 9, 2000



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Date                   Signature                      Title
         ----                   ---------                      -----

June 9, 2000           By: /s/ Mead M. McCabe, Sr., Ph.D.      Chairman of the Board of Directors
                           ------------------------------      (Principal Executive Officer)
                           Mead M. McCabe, Sr., Ph.D.

June 9, 2000           By: /s/ Mead M. McCabe, Jr.             Chief Executive Officer; Director
                           -------------------------           (Principal Financial Officer;
                           Mead M. McCabe, Jr.                 Principal Accounting Officer)

June 9, 2000           By: /s/ Eric Wilkinson                  President and Director
                           -----------------------
                           Eric Wilkinson

June 9, 2000           By: /s/ Mark E. Burroughs               Director
                           -----------------------
                           Mark E. Burroughs

June 9, 2000           By: /s/ Jack W. Fell, Ph.D.             Director
                           -------------------------
                           Jack W. Fell, Ph.D.

June 9, 2000           By: /s/ Michael C. Foley                Director
                           -----------------------
                           Michael C. Foley

Exhibit No.
    No.     Description                             Location                                   Page
    --      -----------                             --------                                   ----

    3.1     Articles of Incorporation of the        Incorporated by reference to Exhibit
            Company, as amended                     No. 3.1 to Registrant's Registration
                                                    Statement (the "Registration
                                                    Statement") on Form SB-2 (Registration
                                                    Number 333-5530-A)

    3.2     By-laws of the Company                  Incorporated by reference to Exhibit
                                                    No. 3.2 to the Registration Statement

    3.3     Amendment to By-Laws                    Provided herewith

    4.1     Form of Common Stock certificate        Incorporated by reference to Exhibit
                                                    No. 4.1 to the Registration Statement

    4.2     Form of Underwriters' Warrant           Incorporated by reference to Exhibit
                                                    No. 4.2 to the Registration Statement

    4.3     Form of 1996 Incentive Plan             Incorporated by reference to Exhibit
                                                    No. 4.3 to the Registration Statement

    4.4     Form of 1999 Stock Option Plan          Provided herewith

   10.1     License Agreement dated                 Incorporated by reference to Exhibit
            September 7, 1990 between the           No. 10.1 to the Registration Statement
            University of Miami and its School
            of Medicine and ProVec, Inc.

   10.2     Assignment of License Agreement         Incorporated by reference to Exhibit
            dated January 20, 1992 between          No. 10.2 to the Registration Statement
            ProVec, Inc. and EpiDNA, Inc.

   10.3     Agreement between University of         Incorporated by reference to Exhibit
            Miami and its School of Medicine        No. 10.3 to the Registration Statement
            and the Company dated August 21,
            1996

   10.4     Employment Agreement dated              Incorporated by reference to Exhibit
            August 15, 1996 between Mead M.         No. 10.4 to the Registration Statement
            McCabe, Sr. and the Company

   10.5     Stock Option Addendum to Employment     Incorporated by reference to Exhibit
            Agreement dated August 15, 1996         No. 10.5 to the Registration Statement
            between Mead M. McCabe, Sr. and the
            Company

   10.6     Stock Option Addendum to Employment     Incorporated by reference to Exhibit
            Agreement dated August 15, 1996         No. 10.7 to the Registration Statement
            between Mead M. McCabe, Sr. and the
            Company

   10.7     Consulting Agreement dated June 19,     Incorporated by reference to Exhibit
            1996 between James A. Joyce and the     No. 10.10 to the Registration Statement
            Company

   10.8     Letter Agreement dated December 16,     Incorporated by reference to Exhibit
            1994 among Nyer Medical Group,          No. 10.11 to the Registration Statement
            Inc., the Company, Mead M. McCabe,
            Sr. And Mead M. McCabe, Jr.

   10.9     Investors Finders Agreement dated       Incorporated by reference to Exhibit
            June 9, 1994 among Nyer Medical         No. 10.12 to the Registration Statement
            Group, Inc., and the Company and
            Gulf American Trading Company




Exhibit
    No.     Description                             Location                                   Page
    --      -----------                             --------                                   ----

   10.10    Industrial Real Estate Lease dated      Incorporated by reference to Exhibit
            June 12, 1997 among the Company and     No. 10.13 to the Company's Quarterly
            Jetex Group, Inc.                       Report on Form 10-QSB for the Quarter
                                                    ended June 30, 1997

   10.11    Letter from University of Miami         Incorporated by reference to Exhibit
            dated April 8, 1998                     No. 10.12 to the Company's Annual
                                                    Report on Form 10-KSB for the year
                                                    ended December 31, 1997

   10.12    Promissory Note dated as of             Incorporated by reference to Exhibit
            November 2, 1998 in the Original        No. 10.13 to the Company's Annual
            Principal Amount of $50,000 given       Report on Form 10-KSB for the year
            by the Company to Ms. Patricia A.       ended December 31, 1998
            Gionone

   10.13    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-2 dated  as of November 2, 1998       No. 10.14 to the Company's Annual
            granted by the Company to Ms.           Report on Form 10-KSB for the year
            Patricia A. Gionone                     ended December 31, 1998

   10.14    Promissory Note dated as of             Incorporated by reference to Exhibit
            November 2, 1998 in the Original        No. 10.15 to the Company's Annual Report
            Principal Amount of $100,000            on Form 10-KSB for the year ended
            given by the Company to Jerome          December 31, 1998
            P. Seiden Irrevocable Trust Dated
            April 22, 1998

   10.15    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-1 dated  as of November 2, 1998       No. 10.16 to the Company's Annual
            granted by the Company to Jerome P.     Report on Form 10-KSB for the year
            Seiden Irrevocable Trust Dated          ended December 31, 1998
            April 22, 1998

   10.16    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-5 dated as of September 3, 1998       No. 10.17 to the Company's Annual
            granted by the Company to Sterling      Report on Form 10-KSB for the year
            Technology Partners, Ltd.               ended December 31, 1998

   10.17    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-4 dated  as of January 19, 1999       No. 10.18 to the Company's Annual
            granted by the Company to Sterling      Report on Form 10-KSB for the year
            Technology Partners, Ltd.               ended December 31, 1998

   10.18    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-7 dated  as of March 9, 1999          No. 10.19 to the Company's Annual
            granted by the Company to Sterling      Report on Form 10-KSB for the year
            Technology Partners, Ltd.               ended December 31, 1998

   10.19    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-3 dated as of January 19, 1999        No. 10.20 to the Company's Annual
            granted by the Company to Capital       Report on Form 10-KSB for the year
            Research, Ltd.                          ended December 31, 1998

   10.20    Promissory Note dated as of January     Incorporated by reference to Exhibit
            19, 1999 in the Original Principal      No. 10.21 to the Company's Annual
            Amount of $163,500 given by the         Report on Form 10-KSB for the year
            Company to Capital Research, Ltd.       ended December 31, 1998

   10.21    Pledge and Security Agreement dated     Incorporated by reference to Exhibit
            as of  January 19, 1999 between the     No. 10.22 to the Company's Annual
            Company and Capital Research, Ltd.      Report on Form 10-KSB for the year
                                                    ended December 31, 1998

   10.22    Registration Rights Agreement dated     Incorporated by reference to Exhibit
            as of January 19, 1999 between the      No. 10.23 to the Company's Annual
            Company and Capital Research, Ltd.      Report on Form 10-KSB for the year
                                                    ended December 31, 1998




Exhibit
    No.     Description                             Location                                   Page
    --      -----------                             --------                                   ----

   10.23    Promissory  Note dated as of March      Incorporated by reference to Exhibit
            9, 1999 in the Original Principal       No. 10.24 to the Company's Annual
            Amount of $125,000 given by the         Report on Form 10-KSB for the year
            Company  to Capital Research, Ltd.      ended December 31, 1998

   10.24    Common Stock Purchase Warrant No.       Incorporated by reference to Exhibit
            W-6 dated as of March 9, 1999           No. 10.25 to the Company's Annual
            granted by the Company to Capital       Report on Form 10-KSB for the year
            Research, Ltd.                          ended December 31, 1998

   10.25    Registration Rights Agreement dated     Incorporated by reference to Exhibit
            as of March 9, 1999 between the         No. 10.26 to the Company's Annual
            Company and Capital Research, Ltd.      Report on Form 10-KSB for the year
                                                    ended December 31, 1998

   10.26    Executive Employment Agreement,         Incorporated by reference to Exhibit
            together with stock Option              10.26 to the Company's Annual Report on
            Addendum, dated as of July 1, 1999      Amendment No. 1 to the Form 10 KSB for
            between Mead M. McCabe, Jr. and the     the year ended December 31, 1998
            Company

   10.27    Executive Employment Agreement,         Incorporated by reference to Exhibit
            together with Stock Option              10.27 to the Company's Annual Report on
            Addendum, dated as of July 1, 1999      Amendment No. 1 to the Form 10 KSB for
            between Mead M. McCabe, Sr. and the     the year ended December 31, 1998
            Company

   10.28    Executive Employment Agreement,         Provided herewith
            together with Stock Option
            Addendum, dated as of January 17,
            2000 between Jerome Streifel and
            the Company

   10.29    Executive Employment Agreement,         Provided herewith
            together with Stock Option
            Addendum, dated as of January 17,
            2000 between Eric Wilkinson and the
            Company

   10.30    Promissory Note dated as of April       Provided herewith
            19, 1999 in the Original  Principal
            Amount of $100,000 given by the
            Company to Jack Surgent

   10.31    Registration Rights Agreement dated     Provided herewith
            as of April 19, 1999 between the
            Company and Jack Surgent

   10.32    Common Stock Purchase Warrant dated     Provided herewith
            as of April 19, 1999 granted by the
            Company to Jack Surgent

   10.33    Promissory Note dated as of October     Provided herewith
            6, 1999 in the Original  Principal
            Amount  of  $200,000  given by the
            Company  to Orbiter Fund, Ltd.

   10.34    Pledge and Security Agreement dated     Provided hereiwth
            as of October 6, 1999 between the
            Company and Orbiter Fund, Ltd.




Exhibit
    No.     Description                             Location                                   Page
    --      -----------                             --------                                   ----

   10.35    Registration Rights Agreement dated     Provided herewith
            as of October 6, 1999 between the
            Company and Orbiter Fund, Ltd.

   10.36    Common Stock Purchase Warrant dated     Provided  herewith
            as of October 6, 1999 granted by the
            Company to Orbiter Fund, Ltd.

   10.37    Promissory Note dated as of             Provided  herewith
            November 19, 1999 in Original
            Principal Amount of $200,000 given
            by the Company to Orbiter Fund, Ltd.

   10.38    Pledge and Security Agreement dated     Provided herewith
            as of November 19, 1999 between the
            Company and Orbiter Fund, Ltd.

   10.39    Registration Rights Agreement dated     Provided herewith
            as of November 19, 1999 between the
            Company and Orbiter Fund, Ltd.

   10.40    Common Stock Purchase Warrant dated     Provided herewith
            as of December 22, 1999 granted by
            the Company to Orbiter Fund, Ltd.

   10.41    Promissory Note dated as of             Provided herewith
            December 22, 1999 in the Original
            Principal Amount of $300,000 given
            by the Company to Orbiter Fund, Ltd.

   10.42    Pledge and Security Agreement dated     Provided herewith
            as of December 22, 1999 between the
            Company and Orbiter Fund, Ltd.

   10.43    Registration Rights Agreement dated     Provided herewith
            as of December 22, 1999 between the
            Company and The Orbiter Fund, Ltd.

   10.44    Common Stock Purchase Warrant dated     Provided herewith
            as of December 22, 1999 granted by
            the Company to The Orbiter Fund, Ltd.

   10.45    Promissory Note dated as of February,   Provided herewith
            2000 in the Original Principal Amount
            of $250,000 give by the Company to
            The Orbiter Fund, Ltd.

   10.46    Pledge and Security Agreement dated     Provided herewith
            as of , 2000 between the Company and
            The Orbiter Fund, Ltd.

   10.47    Registration Rights Agreement dated     Provided herewith
            as of February, 2000 between the
            Company and The Orbiter Fund, Ltd.




Exhibit
    No.     Description                             Location                                   Page
    --      -----------                             --------                                   ----

   10.48    Stock Purchase Agreement dated as       Provided herewith
            of January 17, 2000 among the
            Company, DNA Sciences, Inc. and the
            shareholders of DNA Sciences, Inc.

   10.49    Common Stock Purchase Warrant dated     Provided herewith
            as of February, 2000 given by the
            Company to The Orbiter Fund, Ltd.

   10.50    Convertible Promissory Note dated       Provided herewith
            as of March 2, in the Original
            Principal Amount of $75,000 given
            by the to Jack Higgins

   10.51    Common Stock Purchase Warrant dated     Provided herewith
            as of March 2, 2000 between the
            Company and Jack Higgins

   10.52    Convertible Promissory Note dated       Provided herewith
            as of March 7, 2000 in the Original
            Principal Amount of $100,000 given
            by the Company to Frederick &
            Company

   10.53    Common Stock Purchase Warrant dated     Provided herewith
            as of March 7, 2000 between the
            Company and Frederick & Company

   10.54    Convertible Promissory Note in the      Provided herewith
            Original Principal Amount of
            $100,000 dated as of May 8, 2000
            between the Company and Jim Kelly.

   10.55    Common Stock Purchase Warrant dated     Provided herewith
            as of May 8, 2000 between the Company
            and Jim Kelly.

   10.56    Convertible Promissory Note dated       Provided herewith
            as of May 26, 2000 between the
            Company and Jim Kelly.

   10.57    Common Stock Purchase Warrant           Provided herewith
            dated as of May 26, 2000 between
            the Company and Jim Kelly.

    11.     Statement re: computation of            Not applicable
            earnings

    18.     Letter on change in accounting          Not applicable
            principles

    21.     Subsidiaries of the Registrant          Provided herewith

    22.     Published report regarding matters      Not applicable
            submitted to Vote

    23.     Consent of Independent Accountant       Not applicable

    24.     Power of Attorney                       Not applicable

    27.     Financial Data Schedule                 Provided herewith