Form 10QSB
period 2000-03-31
GENETIC VECTORS INC
filed 2000-06-30
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                      For the quarterly period ended MARCH 31, 2000

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from _______ to _______.

                           Commission File No. 0-21739

                                  GENETIC VECTORS, INC.
                                  ---------------------
                      (Name of Small Business Issuer in Its Charter)

FLORIDA                                        65-0324710
-------                                        ----------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation                                  No.)
or Organization)

5201 N.W. 77TH AVENUE, SUITE 100,              33166
----------------------------------             -----
MIAMI, FLORIDA                                 (Zip Code)
--------------
(Address of Principal Executive
Offices)
                             (305) 716-0000
                             --------------
                (Issuer's Telephone Number, Including Area Code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      There were 3,732,843 shares of Common Stock outstanding as of June 23, 2000.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GENETIC VECTORS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE

Balance Sheet                                                      3
Statements of Operations                                           4
Statements of Cash Flows                                           5
Notes to Financial Statements                                      7

                                                         GENETIC VECTORS, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                     BALANCE SHEET (UNAUDITED)


MARCH 31,                                                           2000
----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                              $        58,913
   Accounts receivable                                             21,537
   Inventory                                                        5,377
   Prepaid expenses                                                58,112
----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                              143,939
----------------------------------------------------------------------------
EQUIPMENT AND IMPROVEMENTS, NET                                   266,100
PATENTS AND LICENSE AGREEMENT, NET OF $44,130 OF
   ACCUMULATED AMORTIZATION                                       202,834
RESTRICTED CASH EQUIVALENTS                                        46,130
----------------------------------------------------------------------------
                                                                  659,003
----------------------------------------------------------------------------
LIABILITY AND CAPITAL DEFICIT
CURRENT LIABILITIES:

   Accounts payable and accrued liabilities                       483,128
   Loans payable, net of unamortized discount                     223,674
----------------------------------------------------------------------------
TOTAL LIABILITIES                                                 706,802
----------------------------------------------------------------------------
CAPITAL DEFICIT:

      Common stock, $.001 par value, 10,000,000
         shares authorized, 3,732,843 shares issued                3,733
         and outstanding
      Additional paid-in capital                              10,912,937
      Deficit accumulated during the development stage       (10,964,469)
----------------------------------------------------------------------------
TOTAL CAPITAL DEFICIT                                            (47,799)
----------------------------------------------------------------------------
                                                          $      659,003
----------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                                                                            GENETIC VECTORS, INC.
                                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                            STATEMENTS OF  OPERATIONS (UNAUDITED)

                                                                 CUMULATIVE
                                                                       FROM
                                                                 JANUARY 1,
                                                                       1992
                                                                (INCEPTION)       FOR THE THREE      FOR THE THREE
                                                                    THROUGH        MONTHS ENDED       MONTHS ENDED
                                                             MARCH 31, 2000      MARCH 31, 2000     MARCH 31, 1999
----------------------------------------------------------------------------------------------------------------------
REVENUE:

   Sales                                                     $      131,192    $       35,825    $           7,654
   Grant income                                                     149,147                --                   --
----------------------------------------------------------------------------------------------------------------------
Total revenue                                                       280,339            35,825                7,654
----------------------------------------------------------------------------------------------------------------------
COST AND EXPENSES:

   Cost of sales                                                     18,255             9,067                   --
   Selling, general and administration                            5,641,860           547,198              256,641
   Research and development                                       3,281,336           177,202              132,089
   Depreciation and amortization                                    350,989            23,889               19,903
----------------------------------------------------------------------------------------------------------------------
Total expenses                                                    9,292,440           757,356              408,633
----------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):

   Amortization of deferred loan costs                           (1,253,055)         (486,493)                  --
   Expense in connection with issuance of common stock
   for loan extension                                              (751,769)         (751,769)                  --
   Interest income (expense), net                                    52,456          (84,320)                1,871
----------------------------------------------------------------------------------------------------------------------
Total other                                                      (1,952,368)       (1,322,582)               1,871
----------------------------------------------------------------------------------------------------------------------
Net loss                                                       $(10,964,469)      $(2,044,113)           $(399,108)
----------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding                                3,433,623            2,349,843
Net (loss) per common share                                                            ($0.60)              ($0.17)

                                                 SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                                                                              GENETIC VECTORS, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                               STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                CUMULATIVE FROM       FOR THE THREE       FOR THE THREE
                                                                JANUARY 1, 1992        MONTHS ENDED        MONTHS ENDED
                                                            (INCEPTION) THROUGH           MARCH 31,           MARCH 31,
                                                                 MARCH 31, 2000               2000                 1999
--------------------------------------------------------- ------------------------ ------------------- -------------------
OPERATING ACTIVITIES:

     Net loss                                                     $ (10,964,469)        $(2,044,113)          $(399,108)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                  350,989              23,889              19,903
         Amortization of deferred loan costs                          1,253,055             486,493                  --
         Write-off of acquired technology                                71,250                  --                  --
         Common stock issued for loan extension                         751,769             751,769                  --
         Warrants issued for loan extension                             117,150              43,450                  --
         Consulting services provided for common stock
                                                                          6,000                  --                  --
         Stock options and warrants granted for services
                                                                        364,572                  --                  --
         (Increase) decrease in accounts receivable                     (21,537)            (15,597)              1,167
         (Increase) in prepaid expenses                                 (58,112)             (7,688)               (346)
         (Increase) decrease in inventory                                (5,377)              1,704             (11,244)
         (Increase) in restricted cash equivalents                      (46,130)                 --                  --
         Increase  (decrease)  in  accounts  payable and
           accrued liabilities                                          615,950              50,681              45,508
--------------------------------------------------------- ------------------------ ------------------- -------------------
TOTAL ADJUSTMENTS                                                     3,399,579           1,334,701              54,988
--------------------------------------------------------- ------------------------ ------------------- -------------------
NET CASH USED IN OPERATING ACTIVITIES                                (7,564,890)           (709,412)           (344,120)
--------------------------------------------------------- ------------------------ ------------------- -------------------
INVESTING ACTIVITIES:

     Purchase of equipment and improvements                            (572,958)             (3,477)               (590)
     Patent costs                                                      (261,964)                 --                  --
--------------------------------------------------------- ------------------------ ------------------- -------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (834,922)             (3,477)               (590)
--------------------------------------------------------- ------------------------ ------------------- -------------------
   FINANCING ACTIVITIES:

     Increase due to parent                                             413,518                  --                  --
     Proceeds from notes payable                                      1,698,500             425,000             302,155
     Payment on notes payable                                           (35,000)                 --                  --
     Net proceeds from issuance of common stock                       5,862,450             140,000                  --
     Capital contribution                                               500,000                  --                  --
     Offering refund                                                     25,500                  --                  --
     Offering costs                                                      (6,243)                 --                  --
--------------------------------------------------------- ------------------------ ------------------- -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             8,458,725             565,000             302,155
--------------------------------------------------------- ------------------------ ------------------- -------------------
   NET INCREASE (DECREASE) IN CASH                                       58,913            (147,889)            (42,555)
   Cash at beginning of period                                               --             206,802             109,924
--------------------------------------------------------- ------------------------ ------------------- -------------------
CASH AT END OF PERIOD                                                   $58,913             $58,913             $67,369
--------------------------------------------------------- ------------------------ ------------------- -------------------


                                                                CUMULATIVE FROM       FOR THE THREE       FOR THE THREE
                                                                JANUARY 1, 1992        MONTHS ENDED        MONTHS ENDED
                                                            (INCEPTION) THROUGH           MARCH 31,           MARCH 31,
                                                                 MARCH 31, 2000               2000                 1999
--------------------------------------------------------- ------------------------ ------------------- -------------------
SUPPLEMENTAL DISCLOSURES:

   Conversion of due to parent in exchange for stock                   $413,518                 $--                  --
   Conversion of accrued wages for stock                                132,822                  --                  --
   Warrants issued in connection with loan financing                  1,624,650             425,000                  --
   Issuance of common stock for loan extension                       $1,820,000          $1,820,000                  --
--------------------------------------------------------- ------------------------ ------------------- -------------------
                                                                 SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                                                           GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

GENETIC VECTORS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

      In the opinion of the Company, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

      The following reconciles the components of the earnings per share (EPS) computation.

                                      FOR THE THREE MONTHS                            FOR THE THREE MONTHS
                                      ENDED MARCH 31, 2000                            ENDED MARCH 31, 1999
                        ------------------------------------------------------------------------------------------------
                              LOSS            SHARES         PER SHARE         LOSS            SHARE        PER SHARE
                          (NUMERATOR)     (DENOMINATOR)       AMOUNT        (NUMERATOR)    (DENOMINATOR)     AMOUNT
------------------------------------------------------------------------------------------------------------------------
Loss per common
share - basic             ($2,044,113)        3,433,623         ($0.60)      ($399,108)       2,349,843       ($0.17)
------------------------------------------------------------------------------------------------------------------------
Effect of Dilutive:
   Securities                       --               --              --              --              --            --
   Options                          --               --              --              --              --            --
   Warrants                         --               --              --              --              --            --
------------------------------------------------------------------------------------------------------------------------
Loss per common
share, assuming
dilution                  ($2,044,113)        3,433,623         ($0.60)      ($399,108)       2,349,843       ($0.17)


Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted options and warrants outstanding. Dilutive options and warrants having an anti-dilutive effect are excluded from the calculation.

3. ACQUISITION

      On January 17, 2000 Genetic Vectors, Inc. completed a merger with DNA Sciences, Inc., by exchanging 450,000 shares of its common stock for all the common stock of DNA Sciences, Inc. Each share of DNA Sciences, Inc. was exchanged for .45 of one share of Genetic Vectors, Inc. common stock. The merger has been accounted for as a pooling of interest. DNA Sciences, Inc. was formed in November 1999 and, accordingly, the accompanying financial statements include the operations of DNA Sciences, Inc., effective January 1, 2000. There were no material transactions between Genetic Vectors, Inc. and DNA Sciences, Inc. prior to the merger. Unaudited proforma information related to this merger is not included, as impact of the merger is not material.


4. NOTES PAYABLE

      During the three months ended March 31, 2000, the Company borrowed $425,000 (See Item 2, Changes in Securities and Use of Proceeds; Item 3, Defaults upon Senior Securities). In connection with these borrowings, the Company issued 142,500 warrants with exercise prices ranging from $1.00 to $6.20. The exercise prices of such warrants were below the market price of the

Company's common stock. In connection with these transactions, the value ascribed to the warrants was equal to the amount borrowed. Accordingly, the Company has recorded a debt discount and has offset the amounts borrowed by the value ascribed to these warrants. The Company will amortize the deferred discount over the term of the related borrowings.

      Notes payable as of March 31, 2000 are as follows:

              Notes payable                          $ 1,663,500
              Debt discount                           (1,439,826)
                                                     -----------
              Net                                     $  223,674
                                                      ==========

5. SUBSEQUENT EVENTS

      Effective March 31, 2000, the Company was no longer in compliance with the National Association of Securities Dealers, Inc. filing requirements.
Accordingly, the letter "E" was appended to the trading symbol. Once the NASD receives notification that the Company complies with the filing requirement, the fifth character "E" will be removed. The Company expects to be compliant in the near future.

      On April 4, 2000, the Company borrowed $100,000 from a private investor. The loan has an annual interest rate of 12%, simple interest, payable at maturity. This loan is due in October 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option, all amounts due into shares of our common stock at a conversion rate of $5.00 per share. In addition, we issued the private investor warrants to purchase 10,000 shares of common stock at an exercise price of $6.20 per share. In the event of a default, this note is convertible into shares of common stock at a conversion rate of $3.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase 1,000 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note.

      On May 8, 2000, the Company borrowed $100,000 ("LOAN NO. 1") and on May 26, 2000 the Company borrowed $500,000 from a private investor ("LOAN NO. 2"). These loans have an annual interest rate of 12%, simple interest, payable at maturity. The loans are due in November 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option at anytime up to 30 days after the closing of an equity financing by the Company of $5 million or more, all amounts due into shares of the common stock at a conversion rate of $3.00 per share. In addition, and in the event of a conversion, the private investor will receive warrants to purchase (a) 33,333 (Loan No. 1) and 166,665 (Loan No. 2) shares of common stock at an exercise price of $6.00 per share and (b) 33,333 (Loan No. 1) and 166,665 (Loan No. 2) shares of common stock at an exercise price of $7.10 per share. If no conversion occurs, then the private investor will receive warrants to purchase (a) 20,000 (Loan No. 1) and 100,000 (Loan No. 2) shares of common stock at an exercise price of $6.60 per share and (b) 20,000 (Loan No. 1) and 100,000 (Loan No. 2) shares of common stock at an exercise price of $8.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase
(a) 10,000 (Loan No. 1) and (b) 10,000 (Loan No. 2) shares of common stock at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note.

      On June 9, 2000, the Company borrowed $50,000 from a private investor. This loan has an annual interest rate of 12%, simple interest, payable at maturity. The loan is due in December 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option at anytime up to 30 days after the closing of an equity financing by the company of $5 million or more, all amounts due into shares of our common stock at a conversion rate of $3.00 per share. In addition, and in the event of a conversion, the private investor will receive warrants to purchase 16,665 shares of common stock at an exercise price of $6.00 per share and 16,665 shares of common stock at an exercise price of $7.10 per share. If no conversion occurs, then the private investors will receive warrants to purchase 10,000 shares of common stock at an exercise price of $6.60 per share and 10,000 shares of common stock at an exercise price of $8.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase 5,000 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note.

    On June 9, 2000, we granted the following options under our 1999 Stock Option Plan:

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

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.

      THE  FOLLOWING   INFORMATION  SHOULD  BE  READ  IN  CONJUNCTION  WITH  THE
CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB.

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

PLAN OF OPERATION

      We specialize in the development of molecular systems in the area of disease management, risk assessment and certain industrial markets. We plan to develop and manufacture these tests for sale to pharmaceutical, healthcare and certain industrial markets. We are currently selling the EpiDNAtm and the EASYIDtm product lines and are developing several other products of the EASYID product line.

FINANCIAL RESOURCES AND CASH REQUIREMENTS

      We are dependent on external capital to finance our operations, as we only generate a nominal amount of cash from operations. As of March 31, 2000, we had cash and cash equivalents of $58,913. Since that date, we have raised an additional $0.8 million. These funds are projected to last no longer than December 1, 2000. We will need to raise additional capital to continue operations beyond December 1, 2000. This plan of operation assumes that we will be successful in raising additional capital. Our failure to raise additional capital will, among other things, cause deviations from the plan of operation described herein.

      On June 30, 2000, the date of this filing, $1.2 million of loans are due and payable. Our company does not have sufficient funds to pay these loans. As a result, our company will be in default of these loans after the date of this filing.

RESEARCH AND DEVELOPMENT

      We will continue our product research and development efforts and continue to implement what we believe to be a feasible plan for product development. We intend to complete the build-out of research and development and production areas in our Florida facility. For the twelve-month period following our receipt of significant additional capital, our activities will focus on the following:

      o     Continued  enhancement  of our  Juvenile  Diabetes  Risk  Assessment
            System.

      o Development of new detection systems in collaboration with the Norwegian Institute of Public Health.

      o Continuation of EASYID DNA probe product development for diagnostic uses, drug discovery and certain industrial applications.

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

CHANGES IN THE NUMBER OF EMPLOYEES

      We currently have nine employees. If we are successful in raising significant new capital, then we anticipate hiring fourteen new employees in 2000 in connection with our research and development and product development, administration, sales and marketing. We believe that these personnel will be adequate to accomplish the tasks set forth in our plan.

PROPOSED PERSONNEL ADDITION PLAN                       2000

   Executive Personnel                                    2

   Administrative Personnel                               1

   Director - QA/QC                                       1

   Director - Sales and Marketing                         1

   Scientists                                             2

   Technicians                                            7

TOTAL PROPOSED NEW EMPLOYEES                             14

TOTAL PROPOSED EMPLOYEES AT END OF YEAR                  23

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We remain largely a development stage company. We generated revenues of $36,000 during the three months ended March 31, 2000 and had related cost of sales of $9,000. These sales are attributable to sales of the Picogram Assay and sales related to DNA Sciences' product. Our expenditures far exceed our revenues. We reported $8,000 of revenues for the three months ended March 31, 1999.

      Research and development expenses for the three months ended March 31, 2000 increased by $45,000 to $177,000 from the comparable period in the prior year. This increase is largely attributable to the research and development of costs associated with our San Diego facility.

      Selling, general and administrative expenses increased by $291,000 to $547,000 in the three months ended March 31, 2000 over the comparable period in 1999. This increase is primarily attributable to salaries of two executives and costs associated with merger, integration and operations of DNA Sciences, Inc.

      Amortization of deferred loan costs increased by approximately $486,000 from the same period in the prior year. The increase was directly related to our increased borrowing during the latter part of 1999 and during the three months ended March 31, 2000 and the granting of related warrants. These warrants were valued based on the Black-Scholes Option Pricing Model and resulted in $486,000 of amortization related to deferred loan costs associated to loans taken in 1999 and 2000.

      Other income (expense):

      Interest expense for the three months ended March 31, 2000 was $84,000, representing the interest on various loans received by us and costs associated with the issuance of warrants for loan extension. As of March 31, 2000, we had approximately $1.7 million, before discount, in outstanding notes payable. During the comparable period in the prior year we had very little outstanding notes payable.

      Expense in connection with issuance of common stock for loan extension increased by $752,000 in the three months ended March 31, 2000 over the comparable period in 1999. This increase is primarily attributable to the fact that in 2000 the Company recorded a charge in connection with the issuance of common stock for the extension of the maturity date of certain loans to June 30, 2000. In this connection 280,000 shares of the Company's common stock at $6.50 per share were issued.

      LIQUIDITY AND CAPITAL RESOURCES. The net cash used by us in operating activities aggregated $0.7 million in the three months ended March 31, 2000, as compared with $0.3 million in the same period in the prior year. This increase was largely attributable to increases pertaining to the merger and integration and operations of DNA Sciences, Inc. Our net cash provided by financing activities aggregated $0.6 million during the three months ended March 31, 2000, consisting mainly of proceeds from the sale of unregistered securities and loan transactions.

      We have experienced extreme cash shortages since the end of November 1998 through the date of this filing. As of March 31, 2000, we had $58,913 of cash. Since that date, we have raised a total of $0.8 million. We are and after the date of this filing will be in default of certain indebtedness. Our company does not have sufficient funds to repay these loans. See "DEFAULTS IN SENIOR SECURITIES."

      Substantially all of these proceeds are expected to be spent prior to December 1, 2000. As of March 31, 2000, we had a capital deficit of $48,000. We have entered into a non-binding letter of intent with an underwriter to sell up to $8.4 million of securities in a firm-commitment registered offering, although no assurances can be given that such an offering will take place or be successful. Our inability to raise significant capital in such a registered offering will jeopardize our ability to continue operations.

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

CERTAIN BUSINESS RISK FACTORS

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

WE ARE IN DEFAULT OF SOME OF OUR OUTSTANDING INDEBTEDNESS AND MAY BE UNABLE TO REPAY THESE LOANS

      Between November 1, 1998 and June 9, 2000, we borrowed a total of $2.4 million from various private investors, consisting of:

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

      o Secured loans of $1,238,500 in which the payment dates of principal and interest were extended on March 3, 2000 by the lenders to June 30, 2000. After the date of this filing, we will be in default of this loan for failing to pay principal and interest when due.

      o Loans of $175,000 convertible into shares of common stock at a price of $5.00 per share and which are due in September 2000.

      o Loan of $100,000 convertible into shares of common stock at a price of $5.00 per share and which is due in October 2000.

      o Loans of $600,000 convertible into shares of common stock at a price of $3.00 per share and which are due in November 2000.

      o Loan of $50,000 convertible into shares of common stock at a price of $3.00 per share and which is due in December 2000.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

      In the three months ended March 31, 2000, we incurred a net loss of $2 million. Our cumulative net loss since our inception on January 1, 1992 was $11 million. We expect to incur substantial losses for the foreseeable future in connection with our research and development efforts, as well as the expenses associated with attempting to commercialize our products, including expenses for manufacturing, marketing and distributing our products.

WE MAY BE UNABLE TO CONTINUE OPERATIONS IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL

      We had $58,914 of cash as of March 31, 2000. Since March 31, 2000, we have borrowed a total of $0.8 million. We project that these proceeds will fund our operations no longer than December 1, 2000. In connection with our financial statements for the year ended December 31, 1999, our independent auditors have noted there is substantial doubt about our ability to continue as a going concern. This "going concern" opinion is due, in part, to our need to obtain from external sources additional financing adequate to complete development activities and to achieve a level of sales adequate to support our cost structure. In the absence of additional capital, we will be required to significantly curtail or cease our business activities, and our stock price would decline.

OUR COMMON STOCK PRICE MAY BE LOWER DUE TO QUOTATION ON THE "PINK SHEETS"

      Our common stock has historically been quoted on the OTC Bulletin Board under the symbol "GVEC." Our common stock was no longer eligible for such quotation as of March 31, 2000 because we were delinquent in certain 1934 Act filings, including this filing. Our common stock is currently quoted on the "pink sheets." Generally, common stock that is quoted on the "pink sheets" has less liquidity than stock quoted on the OTC Bulletin Board because some broker-dealers will not execute orders for stock quoted on the "pink sheets" and because pricing information is more difficult to obtain. This illiquidity may result in a lower stock price.

WE MAY NEED TO RELY ON COLLABORATIVE PARTNERS TO FACILITATE THE SALE OF OUR PRODUCTS AND OUR FAILURE TO ENTER INTO SUCH COLLABORATIVE ARRANGEMENTS WILL HINDER OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES

      In the future we may, in order to facilitate the sale of our systems, enter into collaborative selling arrangements with one or more other persons. It is uncertain whether we will be able to negotiate acceptable collaborative arrangements in the future or that such collaborative arrangements will be successful. If we are unable to identify collaborative partners to sell certain of our services and/or products, we may be forced to develop an internal sales force to market and sell our services and/or products in markets where we are not intending on developing a direct selling presence. Such a process would take more time and potentially cost more. As a result, our revenues and earnings would be reduced. If we do enter into collaborative selling arrangements, our success may depend upon the efforts of others and may be beyond our control. Failure of any collaborative selling arrangement could result in reduced revenues and possible losses.

WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET OUR PRODUCTS IN THE UNITED STATES OR INTERNATIONALLY

      We have limited experience in marketing our products. We intend to market our products in the United States, Europe and Asia through collaborative selling arrangements and/or through a network of independent distributors supported by a direct sales force. We do not currently have a sales force in place and no distribution agreements have been entered into. Our ability to market our products in Europe and Asia and other areas will depend on our ability to fund such efforts as well as our ability to develop strategic alliances with marketing partners. Our inability to successfully market our products would jeopardize our ability to generate revenue sufficient to support our operations.

OUR PRODUCTS MAY NOT GAIN MARKET ACCEPTANCE, WHICH WOULD JEOPARDIZE OUR ABILITY TO GENERATE REVENUE AND CONTINUE OPERATIONS

      We are highly dependent on a limited number of product lines and our long-term success may depend on the market acceptance of these products. We currently have two product lines, the EpiDNA and EASYID product lines. Market acceptance of our product lines will depend, in part, on the our ability to demonstrate  the  superiority  of them  with  respect  to  existing  techniques, including the products' accuracy, ease of use, reliability and cost-effectiveness and on the effectiveness of our marketing efforts. These efforts have been adversely affected by our working capital shortage. No assurance can be given that we will gain market acceptance for our product lines. Failure to gain market acceptance for these product lines will jeopardize our ability to obtain capital, and generate revenue to continue operations, likely resulting in a lower stock price.

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

      Further, several years ago the FDA proposed to regulate as medical devices the "active ingredients" (known as "analyte specific reagents" or "ASRs") of certain tests developed by, or in conjunction with, clinical laboratories. Currently, a final rule has not been issued. According to the FDA, any contemplated additional controls (e.g. submission for Pre-Market Approval applications) over the tests themselves would likely involve those tests which identify genes associated with cancer or diseases associated with dementia. If the FDA requires Pre-Market Approval of our genetic susceptibility test, our company may be required to conduct pre-clinical studies, obtain an investigational device exemption to conduct clinical tests, file a Pre-Market Approval application, and obtain FDA approval. There can be no assurance such approval would be received on a timely basis, if at all. The failure to receive such approval could require us to develop alternative testing methods or utilize approved ASRs, which could result in the delay or stop the use of such test. Such a delay or termination could result in reduced revenues or losses.

      Although our primary business is the development of systems to determine disease risk, drug resistance and therapeutic response based on genetic patterns, we may also develop or assist others to develop drugs or other treatments for the diseases related to our tests. The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the manufacturing and marketing of drug products such as those potentially to be developed by our company or any partner. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA approvals is uncertain and typically takes a number of years, depending on the type, complexity and novelty of the product. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Because certain of the products likely to result from our research and development programs involve the application of new technologies and will be based on new approaches, such products may be subject to substantial additional review by various governmental regulatory authorities and as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies. There can be no assurance that FDA approvals will be obtained in a timely manner, if at all. Any delay in obtaining, or the failure to obtain, such approvals would adversely affect our ability to generate product sales. Even if FDA approvals are obtained, the marketing and manufacturing of drug products are subject to continuing FDA and other regulatory review. Additional governmental regulations may be promulgated which could delay regulatory approval of our potential products. We cannot predict the impact of adverse governmental regulation that might arise from future legislative or administrative action.

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

PART II

OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

      The Company is not aware of any legal proceedings involving the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a), (b) and (d)  None.

      (c)   SALES OF UNREGISTERED SECURITIES.

      On February 11, 2000, we borrowed $250,000 ("LOAN NO. 1") from a private investor. The loan has an annual interest rate of 12%, accrued interest is payable quarterly, commencing on April 22, 2000, which will increase one percent (1%) for each month that any portion of the loan remains unpaid after April 22, 2000. In addition, we issued the private investor warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share. These warrants were immediately exercisable. On March 3, 2000, the private investor extended the due date of the principal and interest to June 30, 2000. The loan is secured by substantially all of our assets. The closing price of our common stock on February 11, 2000 was $7.25. In addition, when the loan is paid back or if $1.5 million is subsequently raised, we will issue warrants to purchase 125,000 shares of common stock at an exercise price of $3.00 per share. In connection with this loan, we granted to the Consultant warrants to purchase 25,000 shares of common stock at an exercise price of $3.00 per share for helping us locate the financing. These warrants are immediately exercisable. This offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On March 2, 2000, we borrowed $75,000 from a private investor ("LOAN NO. 2"). The loan has an annual interest rate of 12%, simple interest, payable at maturity. This loan is due on September 2, 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option, all amounts due into shares of our common stock at a conversion rate of $5.00 per share. In addition, we issued the private investor warrants to purchase 7,500 shares of common stock at an exercise price of $6.20 per share. In the event of a default, this note is convertible into shares of common stock at a conversion rate of $3.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase 750 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note. The offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On March 7, 2000, we borrowed $100,000 from a private investor ("LOAN NO. 3"). The loan has an annual interest rate of 12%, simple interest, payable at maturity. This loan is due on September 6, 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option, all amounts due into shares of our common stock at a conversion rate of $5.00 per share. In addition, we issued the private investor warrants to purchase 10,000 shares of common stock at an exercise price of $6.20 per share. In the event of a default, this note is convertible into shares of common stock at a conversion rate of $3.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase 1,000 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note. The offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On April 4, 2000, we borrowed $100,000 from a private investor ("LOAN NO. 4"). The loan has an annual interest rate of 12%, simple interest, payable at maturity. This loan is due on October 3, 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option, all amounts due into shares of our common stock at a conversion rate of $5.00 per share. In addition, we issued the private investor warrants to purchase 10,000 shares of common stock at an exercise price of $6.20 per share. In the event of a default, this note is convertible into shares of common stock at a conversion rate of $3.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase 1,000 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note. The offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On May 8, 2000, we borrowed $100,000 ("LOAN NO. 5") and on May 26, 2000 we borrowed $500,000 from a private investor ("LOAN NO. 6"). These loans have an annual interest rate of 12%, simple interest, payable at maturity. The loans are due in November 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option at anytime up to 30 days after the closing of an equity financing by our company of $5 million or more, all amounts due into shares of our common stock at a conversion rate of $3.00 per share. In addition, and in the event of a conversion, the private investor will receive warrants to purchase (a) 33,333 (Loan No. 5) and 166,665 (Loan No. 6) shares of common stock at an exercise price of $6.00 per share and (b) 33,333 (Loan No. 5) and 166,665 (Loan No. 6) shares of common stock at an exercise price of $7.10 per share. If no conversion occurs, then the private investor will receive warrants to purchase (a) 20,000 (Loan No. 5) and 100,000 (Loan No.
6) shares of common stock at an exercise price of $6.60 per share and (b) 20,000 (Loan No. 5) and 100,000 (Loan No. 6) shares of common stock at an exercise price of $8.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase (a) 10,000 (Loan No. 5) and (b) 10,000 (Loan No. 6) shares of common stock at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note. The offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

      On June 9, 2000, we borrowed $50,000 ("LOAN NO. 7") from a private investor. This loan has an annual interest rate of 12%, simple interest, payable at maturity. The loan is due in December 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option at anytime up to 30 days after the closing of an equity financing by our company of $5 million or more, all amounts due into shares of our common stock at a conversion rate of $3.00 per share. In addition, and in the event of a conversion, the private investor will receive warrants to purchase 16,665 shares of common stock at an exercise price of $6.00 per share and 16,665 shares of common stock at an exercise price of $7.10 per share. If no conversion occurs, then the private investors will receive warrants to purchase 10,000 shares of common stock at an exercise price of $6.60 per share and 10,000 shares of common stock at an exercise price of $8.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase 5,000 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note. The offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      Since November 2, 1998, the Company received a total of $2.4 million in loans in fourteen separate loan transactions. Interest became payable on two of these loans (a total of $150,000) on April 1, 1999 and on another loan (a total of $100,000) on June 1, 1999. The Company is in default on these loans for failing to pay the required principal and interest payments. Principal and interest on six of the loans (a total of $1,238,500) are due on June 30, 2000 (the maturity dates on these loans were extended by the lenders to June 30, 2000, but we will be in default of these loans after the date of this filings). Two of the remaining loans (a total of $175,000) will become payable in September 2000. Of the four remaining loans (a total of $750,000), a total of $100,000 will become payable in October 2000, a total of $600,000 will become payable in November 2000, and $50,000 will become payable in December 2000. Of the total number of loans, seven of them (a total of $1,338,500, plus interest) are secured by substantially all of the Company's assets. The Company's ability to pay any interest or to repay such loans is completely dependent on the Company's ability to raise additional capital from external sources. The
Company's failure to raise such capital and to pay all accrued but unpaid interest and subsequently to repay the loans upon maturity may result in the foreclosure on the Company's assets. This would have a material adverse effect on the Company's business, financial condition and results of operations and would jeopardize the Company's ability to continue as a going concern.

      As of June 23, 2000, the Company owed $162,352 in interest on these loans, with interest accruing at a rate of $547 per day.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS.  SEE EXHIBIT INDEX IN THIS FILING.

(B)   REPORTS ON FORM 8-K.

      On February 14, 2000, we filed a Form 8-K in connection with the acquisition of all of the capital stock of DNA Sciences, Inc., a California corporation ("DNA Sciences"). The purchase price consisted of the issuance of 450,000 shares of our common stock. The Form 8-K further stated that our company intended to provide the financial information required by Item 7 of the Form 8-K within sixty days from the date the Form 8-K was required to be filed with the Securities and Exchange Commission. As of the date of this filing, the Company has not provided the financial information required by Item 7 of the Form 8-K.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 30, 2000                      GENETIC VECTORS, INC.


                                    By:/s/ Mead M. McCabe, Jr.
                                       -----------------------
                                          Mead M. McCabe, Jr.
                                          President

                                  EXHIBIT INDEX

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
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

   3.3    Amendment to By-Laws of the   Incorporated by reference to
          Company                       Exhibit No. 3.3 to the Annual
                                        Report on Form 10-KSB for the
                                        year ended December 31, 1999
   4.1    Form of Common Stock          Incorporated by reference to
          certificate                   Exhibit No. 4.1 to the
                                        Registration Statement

   4.2    Form of Underwriters' Warrant Incorporated by reference to
                                        Exhibit No. 4.2 to the
                                        Registration Statement

   4.3    Form of 1996 Incentive Plan   Incorporated by reference to
                                        Exhibit No. 4.3 to the
                                        Registration Statement

   4.4    Form of 1999 Stock Option     Incorporated by reference to
          Plan                          Exhibit No. 4.4 to the Annual
                                        Report on Form 10-KSB for the
                                        year ended December 31, 1999

  10.1    License Agreement dated       Incorporated by reference to
          September 7, 1990 between     Exhibit No. 10.1 to the
          the University of Miami and   Registration Statement
          its School of Medicine and
          ProVec, Inc.

  10.2    Assignment of License         Incorporated by reference to
          Agreement dated January 20,   Exhibit No. 10.2 to the
          1992 between ProVec, Inc.     Registration Statement
          and EpiDNA, Inc.

  10.3    Agreement between University  Incorporated by reference to
          of Miami and its School of    Exhibit No. 10.3 to the
          Medicine and the Company      Registration Statement
          dated August 21, 1996

  10.4    Employment Agreement dated    Incorporated by reference to
          August 15, 1996 between Mead  Exhibit No. 10.4 to the
          M. McCabe, Sr. and the        Registration Statement
          Company

  10.5    Stock Option Addendum to      Incorporated by reference to
          Employment Agreement dated    Exhibit No. 10.5 to the
          August 15, 1996 between Mead  Registration Statement
          M. McCabe, Sr. and the
          Company

  10.6    Stock Option Addendum to      Incorporated by reference to
          Employment Agreement dated    Exhibit No. 10.7 to the
          August 15, 1996 between Mead  Registration Statement
          M. McCabe, Sr. and the
          Company

  10.7    Consulting Agreement dated    Incorporated by reference to
          June 19, 1996 between James   Exhibit No. 10.10 to the
          A. Joyce and the Company      Registration Statement

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
  10.8    Letter Agreement dated        Incorporated by reference to
          December 16, 1994 among Nyer  Exhibit No. 10.11 to the
          Medical Group, Inc., the      Registration Statement
          Company, Mead M. McCabe, Sr.
          And Mead M. McCabe, Jr.

  10.9    Investors Finders Agreement   Incorporated by reference to
          dated June 9, 1994 among      Exhibit No. 10.12 to the
          Nyer Medical Group, Inc.,     Registration Statement
          and the Company and Gulf
          American Trading Company

  10.10   Industrial Real Estate Lease  Incorporated by reference to
          dated June 12, 1997 among     Exhibit No. 10.13 to the
          the Company and Jetex Group,  Company's Quarterly Report on
          Inc.                          Form 10-QSB for the Quarter
                                        ended June 30, 1997

  10.11   Letter from University of     Incorporated by reference to
          Miami dated April 8, 1998     Exhibit No. 10.12 to the  Company's
                                        Annual  Report  on  Form 10-KSB
                                        for the year ended  December  31,
                                        1997

  10.12   Promissory Note dated as of   Incorporated by reference to
          November 2, 1998 in the       Exhibit No. 10.13 to the
          Original Principal Amount of Company's Annual Report on Form $50,000 given by the Company 10-KSB for the year ended
          to Ms. Patricia A. Gionone    December 31, 1998

  10.13   Common Stock Purchase         Incorporated by reference to
          Warrant No. W-2 dated  as of  Exhibit No. 10.14 to the
          November 2, 1998 granted by   Company's Annual Report on Form
          the Company to Ms. Patricia   10-KSB for the year ended
          A. Gionone                    December 31, 1998

  10.14   Promissory Note dated as of   Incorporated   by  reference  to
          November 2, 1998 in the       Exhibit  No. 10.15  to  the
          Original Principal Amount     Company's Annual Report on Form
          of  $100,000 given by the     10-KSB  for  the  year  ended
          Company  to Jerome P. Seiden  December 31, 1998
          Irrevocable  Trust  Dated
          April 22, 1998

  10.15   Common Stock Purchase         Incorporated by reference to
          Warrant No. W-1 dated  as of  Exhibit No. 10.16 to the
          November 2, 1998 granted by   Company's Annual Report on Form
          the Company to Jerome P.      10-KSB for the year ended
          Seiden Irrevocable Trust      December 31, 1998
          Dated April 22, 1998

  10.16   Common Stock Purchase         Incorporated by reference to
          Warrant No. W-5 dated as of   Exhibit No. 10.17 to the
          September 3, 1998 granted by  Company's Annual Report on Form
          the Company to Sterling       10-KSB for the year ended
          Technology Partners, Ltd.     December 31, 1998

  10.17   Common Stock Purchase         Incorporated by reference to
          Warrant No. W-4 dated  as of  Exhibit No. 10.18 to the
          January 19, 1999 granted by   Company's Annual Report on Form
          the Company to Sterling       10-KSB for the year ended
          Technology Partners, Ltd.     December 31, 1998

  10.18   Common Stock Purchase         Incorporated by reference to
          Warrant No. W-7 dated  as of  Exhibit No. 10.19 to the
          March 9, 1999 granted by the  Company's Annual Report on Form
          Company to Sterling           10-KSB for the year ended
          Technology Partners, Ltd.     December 31, 1998

  10.19   Common Stock Purchase         Incorporated by reference to
          Warrant No. W-3 dated as of   Exhibit No. 10.20 to the
          January 19, 1999 granted by   Company's Annual Report on Form
          the Company to Capital        10-KSB for the year ended
          Research, Ltd.                December 31, 1998

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
  10.20   Promissory  Note dated as of  Incorporated by reference to
          January 19, 1999 in the       Exhibit No.  10.21 to the
          Original Principal Amount of  Company's  Annual Report on Form
          $163,500  given by the        10-KSB for the year ended
          Company to Capital Research,  December 31, 1998
          Ltd.

  10.21   Pledge and Security           Incorporated by reference to
          Agreement dated as of         Exhibit No. 10.22 to the
          January 19, 1999 between the  Company's Annual Report on Form
          Company and Capital           10-KSB for the year ended
          Research, Ltd.                December 31, 1998

  10.22   Registration Rights           Incorporated by reference to
          Agreement dated as of         Exhibit No. 10.23 to the
          January 19, 1999 between the  Company's Annual Report on Form
          Company and Capital           10-KSB for the year ended
          Research, Ltd.                December 31, 1998

  10.23   Promissory Note dated as of   Incorporated by reference to
          March 9, 1999 in the          Exhibit No. 10.24 to the
          Original Principal Amount of  Company's Annual Report on Form
          $125,000  given by the        10-KSB for the year ended
          Company to Capital            December 31, 1998
          Research, Ltd.

  10.24   Common Stock Purchase         Incorporated by reference to
          Warrant No. W-6 dated as of   Exhibit No. 10.25 to the
          March 9, 1999 granted by the Company's Annual Report on Form Company to Capital Research, 10-KSB for the year ended
          Ltd.                          December 31, 1998

  10.25   Registration Rights           Incorporated by reference to
          Agreement dated as of March   Exhibit No. 10.26 to the
          9, 1999 between the Company   Company's Annual Report on Form
          and Capital Research, Ltd.    10-KSB for the year ended
                                        December 31, 1998

  10.26   Executive Employment          Incorporated by reference to
          Agreement, together with      Exhibit 10.26 to the Company's
          Stock Option Addendum, dated  Annual Report on Amendment No.
          as of July 1, 1999 between    1 to the Form 10 KSB for the
          Mead M. McCabe, Jr. and the   year ended December 31, 1998
          Company

  10.27   Executive Employment          Incorporated by reference to
          Agreement, together with      Exhibit 10.27 to the Company's
          Stock Option Addendum, dated  Annual Report on Amendment No.
          as of July 1, 1999 between    1 to the Form 10 KSB for the
          Mead M. McCabe, Sr. and the   year ended December 31, 1998
          Company

  10.28   Executive Employment          Incorporated by reference to
          Agreement, together with      Exhibit No. 10.29 to the Annual
          Stock Option Addendum, dated  Report on Form 10-KSB for the
          as of January 17, 2000        year ended December 31, 1999
          between Eric Wilkinson and
          the Company

  10.29   Promissory Note dated as of   Incorporated by reference to
          April 19, 1999 in the         Exhibit No. 10.30 to the Annual
          Original Principal Amount of  Report on Form 10-KSB for the
          $100,000 given by the         year ended December 31, 1999
          Company to Jack Surgent

  10.30   Registration Rights           Incorporated by reference to
          Agreement dated as of April   Exhibit No. 10.31 to the Annual
          19, 1999 between the Company  Report on Form 10-KSB for the
          and Jack Surgent              year ended December 31, 1999

  10.31   Common Stock Purchase         Incorporated by reference to
          Warrant dated as of April     Exhibit No. 10.32 to the Annual
          19, 1999 granted by the       Report on Form 10-KSB for the
          Company to Jack Surgent       year ended December 31, 1999

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
  10.32   Promissory  Note dated as of  Incorporated  by reference to
          October 6, 1999 in the        Exhibit No. 10.33 to the Annual
          Original  Principal Amount of Report on Form  10-KSB  for the
          $200,000  given by the        year  ended December 31, 1999
          Company to Orbiter Fund, Ltd.

  10.33   Pledge and Security           Incorporated by reference to
          Agreement dated as of         Exhibit No. 10.34 to the Annual
          October 6, 1999 between the   Report on Form 10-KSB for the
          Company and Orbiter Fund,     year ended December 31, 1999
          Ltd.

  10.34   Registration Rights           Incorporated by reference to
          Agreement dated as of         Exhibit No. 10.35 to the Annual
          October 6, 1999 between the   Report on Form 10-KSB for the
          Company and Orbiter Fund,     year ended December 31, 1999
          Ltd.

  10.35   Common Stock Purchase         Incorporated by reference to
          Warrant dated as of October   Exhibit No. 10.36 to the Annual
          6, 1999 granted by the        Report on Form 10-KSB for the
          Company to Orbiter Fund, Ltd. year ended December 31, 1999

  10.36   Promissory  Note dated as of  Incorporated by reference to
          November 19, 1999 in the      Exhibit No. 10.37 to the Annual
          Original Principal Amount of  Report on Form  10-KSB  for the
          $200,000 given by the         year  ended December 31, 1999
          Company to Orbiter Fund, Ltd.

  10.37   Pledge and Security           Incorporated by reference to
          Agreement dated as of         Exhibit No. 10.38 to the Annual
          November 19, 1999 between     Report on Form 10-KSB for the
          the Company and Orbiter       year ended December 31, 1999
          Fund, Ltd.

  10.38   Registration Rights           Incorporated by reference to
          Agreement dated as of         Exhibit No. 10.39 to the Annual
          November 19, 1999 between     Report on Form 10-KSB for the
          the Company and Orbiter       year ended December 31, 1999
          Fund, Ltd.

  10.39   Common Stock Purchase         Incorporated by reference to
          Warrant dated as of December  Exhibit No. 10.40 to the Annual
          22, 1999 granted by the       Report on Form 10-KSB for the
          Company to Orbiter Fund, Ltd. year ended December 31, 1999

  10.40   Promissory  Note dated as of  Incorporated by reference to
          November 19, 1999 in the      Exhibit No. 10.41 to the Annual
          Original Principal Amount of  Report on Form  10-KSB  for the
          $300,000  given by the        year  ended December 31, 1999
          Company to Orbiter Fund, Ltd.

  10.41   Pledge and Security           Incorporated by reference to
          Agreement dated as of         Exhibit No. 10.42 to the Annual
          December 22, 1999 between     Report on Form 10-KSB for the
          the Company and Orbiter       year ended December 31, 1999
          Fund, Ltd.

  10.42   Registration Rights           Incorporated by reference to
          Agreement dated as of         Exhibit No. 10.43 to the Annual
          December 22, 1999 between     Report on Form 10-KSB for the
          the Company and The Orbiter   year ended December 31, 1999
          Fund, Ltd.

  10.43   Common Stock Purchase         Incorporated by reference to
          Warrant dated as of           Exhibit No. 10.44 to the Annual
          December 22, 1999 granted by  Report on Form 10-KSB for the
          the Company to The Orbiter    year ended December 31, 1999
          Fund, Ltd.

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
  10.44   Promissory  Note dated as of  Incorporated  by  reference to
          February, 2000 in the         Exhibit No. 10.45 to the Annual
          Original Principal Amount of Report on Form 10-KSB for the $250,000 give by the Company year ended December 31, 1999 to The Orbiter Fund, Ltd.

  10.45   Pledge and Security           Incorporated by reference to
          Agreement dated as of         Exhibit No. 10.46 to the Annual
          February, 2000 between the    Report on Form 10-KSB for the
          Company and The Orbiter       year ended December 31, 1999
          Fund, Ltd.

  10.46   Registration Rights           Incorporated by reference to
          Agreement dated as of         Exhibit No. 10.47 to the Annual
          February, 2000 between the    Report on Form 10-KSB for the
          Company and The Orbiter       year ended December 31, 1999
          Fund, Ltd.

  10.47   Stock Purchase Agreement      Incorporated by reference to
          dated as of January 17, 2000  Exhibit No. 10.48 to the Annual
          among the Company, DNA        Report on Form 10-KSB for the
          Sciences, Inc. and the        year ended December 31, 1999
          shareholders of DNA
          Sciences, Inc.

  10.48   Common Stock Purchase         Incorporated by reference to
          Warrant dated as of           Exhibit No. 10.49 to the Annual
          February, 2000 given by the Report on Form 10-KSB for the Company to The Orbiter Fund, year ended December 31, 1999 Ltd.

  10.49   Convertible Promissory Note   Incorporated by reference to
          dated as of March 2, 2000 in  Exhibit  No.  10.50  to the  Annual
          the  Original Principal       Report on Form  10-KSB for the
          Amount of $75,000  given by   year ended December 31, 1999
          the Company to Jack Higgins

  10.50   Common Stock Purchase         Incorporated by reference to
          Warrant dated as of March 2,  Exhibit No. 10.513 to the
          2000 between the Company and  Annual Report on Form 10-KSB
          Jack Higgins                  for the year ended December 31,
                                        1999

  10.51   Convertible  Promissory Note  Incorporated by reference to dated as of March 7, 2000 in  Exhibit  No.  10.52  to the  Annual
          the  Original Principal       Report on Form 10-KSB for the
          Amount of $100,000 given by   year ended December 31, 1999
          the Company to Frederick &
          Company

  10.52   Common Stock Purchase         Incorporated by reference to
          Warrant dated as of March 7, Exhibit No. 10.53 to the Annual 2000 between the Company and Report on Form 10-KSB for the
          Frederick & Company           year ended December 31, 1999

  10.53   Convertible Promissory Note   Incorporated  by  reference  to
          in  the Original  Principal   Exhibit No. 10.54 to the Annual
          Amount of $100,000 dated as   Report on Form 10-KSB for the
          of May 8, 2000 between the    year ended December 31, 1999
          Company and Jim Kelly.

  10.54   Common Stock Purchase         Incorporated by reference to
          Warrant dated as of May 8,    Exhibit No. 10.55 to the Annual
          2000 between the Company and  Report on Form 10-KSB for the
          Jim Kelly.                    year ended December 31, 1999

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
  10.55   Convertible Promissory Note   Incorporated  by  reference  to in
          the Original  Principal       Exhibit No. 10.56 to the Annual
          Amount of $500,000 dated as   Report on Form  10-KSB for the
          of May 26, 2000 between the   year ended December 31, 1999
          Company and Jim Kelly.

  10.56   Common Stock Purchase         Incorporated by reference to
          Warrant dated as of May 26,   Exhibit No. 10.57 to the Annual
          2000 between the Company and  Report on Form 10-KSB for the
          Jim Kelly.                    year ended December 31, 1999

  10.57   Convertible Promissory Note   Provided   herewith
          in  the  Original Principal
          Amount of  $100,000  dated
          as of April 4, 2000  between
          the Company and Donald Heap.

  10.58   Common Stock Purchase         Provided herewith
          Warrant No. W-18 dated as of
          April 4, 2000 between the
          Company and Donald Heap.

  10.59   Convertible Promissory Note   Provided  herewith
          in  the  Original Principal
          Amount  of  $50,000  dated
          as of June 9, 2000  between
          the Company and Michael and
          Lois Halbert

  10.60   Common Stock Purchase         Provided herewith
          Warrant dated as of June 9,
          2000 between the Company and
          Michael and Lois Halbert

  10.61   Common Stock Purchase         Provided herewith
          Warrant No. W-12 dated as of
          October 6, 1999 between the
          Company and Sterling
          Technology Partners, Ltd.

  10.62   Common Stock Purchase         Provided herewith
          Warrant No. W-13 dated as of
          December 22, 1999 between
          the Company and Sterling
          Technology Partners, Ltd.

   11. Statement re: computation of Not applicable earnings

   18.    Letter on change in           Not applicable
          accounting principles

   21.    Subsidiaries of the           Provided herewith
          Registrant

   22.    Published report regarding    Not applicable
          matters submitted to Vote

   23.    Consent of Independent        Not applicable
          Accountant

   24.    Power of Attorney             Not applicable

   27.    Financial Data Schedule       Provided herewith