Form 10QSB
period 2000-06-30
GENETIC VECTORS INC
filed 2000-08-14
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-QSB

                                  (MARK ONE)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities
                             Exchange Act of 1934

                 For the quarterly period ended JUNE 30, 2000

      |_| Transition report under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

              For the transition period from _______ to _______.

                           Commission File No. 0-21739

                            GENETIC VECTORS, INC.
                (Name of Small Business Issuer in Its Charter)

             FLORIDA                             65-0324710
             -------                             ----------
     (State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
      Incorporation or Organization)

           5201 N.W. 77TH AVENUE, SUITE 100,
               MIAMI, FLORIDA                               33166
       ---------------------------------------             --------
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

      There were 3,732,843 shares of Common Stock outstanding as of August 11, 2000.

PART I

                              FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.


                            GENETIC VECTORS, INC.
                        (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE

Balance Sheet                                                           3

Statements of Operations                                                4

Statements of Cash Flows                                                5

Notes to Financial Statements                                           6

                            GENETIC VECTORS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET (UNAUDITED)




June 30,                                                        2000
-----------------------------------------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                                 $174,189
  Accounts receivable                                         29,503
  Inventory                                                   20,512
  Prepaid expenses                                            30,046
-----------------------------------------------------------------------

TOTAL CURRENT ASSETS                                         254,250

Equipment and improvements, net                              254,873
Patents and license agreement, net                           192,763
Restricted cash equivalents                                   46,130
-----------------------------------------------------------------------

                                                            $748,016
=======================================================================

LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
Accrued liabilities:
  Accounts payable and accrued liabilities                  $405,324
  Accrued interest payable                                   161,353
  Loans payable, net of unamortized discount               2,331,753
-----------------------------------------------------------------------

                                                           2,898,430
-----------------------------------------------------------------------

CAPITAL DEFICIT:
Common stock, $.001 par value, 10,000,000 shares
authorized, 3,732,843 shares issued and outstanding            3,733
Additional paid-in capital                                10,960,433
Deficit accumulated during the development stage         (13,114,580)
-----------------------------------------------------------------------

CAPITAL DEFICIT                                           (2,150,414)
-----------------------------------------------------------------------

                                                          $  748,016
=======================================================================

               See accompanying notes to the financial statements


                                               GENETIC VECTORS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS (UNAUDITED)
                                                Cumulative
                                                      from
                                                January 1,        For the          For the           For the            For the
                                                      1992          Three            Three               Six                Six
                                               (Inception)         Months           Months            Months             Months
                                                   Through          Ended            Ended             Ended              Ended
                                                  June 30,       June 30,         June 30,          June 30,           June 30,
                                                      2000           2000             1999              2000               1999
---------------------------------------------------------------------------------------------------------------------------------
REVENUE:

   Sales                                           323,525       $ 49,420         $ 49,745          $ 85,245           $ 60,934
   Grant income                                    149,147              -                -                 -                  -
---------------------------------------------------------------------------------------------------------------------------------

Total revenue                                      472,672         49,420           49,745            85,245             60,934
---------------------------------------------------------------------------------------------------------------------------------

COST AND EXPENSES:

   Cost of Sales                                    87,008         14,258           24,048            23,325             36,977

   General administration                        6,255,902        466,860          335,747         1,032,583            601,282

   Research and development                      3,465,655        184,319          147,486           361,521            277,669

   Depreciation and amortization                   375,361         23,889           44,925            47,778             54,175
---------------------------------------------------------------------------------------------------------------------------------

Total expenses                                  10,183,926        689,326          552,206         1,465,207            970,103
---------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):

   Amortization of deferred loan cost           (1,542,881)      (308,351)        (192,568)         (776,319)          (192,568)

   Interest income (expense), net                  (40,445)      (100,151)           1,598          (184,471)              4,099

   Expense in connection with issuance
   of common stock for loan extension           (1,820,000)    (1,068,231)               -        (1,820,000)                  -
---------------------------------------------------------------------------------------------------------------------------------

Total other                                     (3,403,326)    (1,476,733)        (190,970)       (2,780,790)          (188,469)
---------------------------------------------------------------------------------------------------------------------------------

NET (LOSS)                                     (13,114,580)   $(2,116,639)       $(693,431)      $(4,160,752)       $(1,097,638)
=================================================================================================================================

Weighted average number of
   common shares outstanding                             -      3,732,843        2,925,942         3,584,893          2,863,241

Net loss per common share                                -         ($0.57)          ($0.24)           ($1.16)            ($0.38)

                         See accompanying notes to the financial statements.

                                               GENETIC VECTORS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Cumulative from            For the             For the
                                                          January 1, 1992         Six months          Six months
                                                              (inception)              ended               ended
                                                         Through June 30,           June 30,            June 30,
                                                                     2000               2000                1999
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                  $(13,114,580)       $(4,160,752)        $(1,097,638)
   Adjustments to reconcile net loss to net
     cash (used in) operating activities:
       Depreciation and amortization                              375,369             47,778              54,175
       Amortization of deferred loan cost                       1,542,881            776,319             192,568
       Write-off of acquired technology                            71,250                  -                   -
       Common stock issued for loan extension                   1,820,000          1,820,000                   -
       Consulting services provided for common stock                6,000                  -                   -
       Warrants issued for loan extension                         154,646             80,946                   -
       Stock options granted for services                         364,572                                      -
       (Increase) in accounts receivable                          (32,688)           (23,563)            (16,597)
       (Increase) (decrease) in inventory                         (20,512)           (13,431)             (5,543)
       (Increase) decrease in prepaid expenses                    (30,046)            20,378                  20
       (Increase) decrease in other assets                              -                  -                   -
       (Increase) decrease in restricted cash
         equivalents                                              (46,130)                 -                   -
       Increase in accounts payable
         and accrued liabilities                                  704,595            110,782             141,941
------------------------------------------------------------------------------------------------------------------

TOTAL ADJUSTMENTS                                               4,909,937          2,819,209             366,564
------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                          (8,204,643)        (1,341,543)           (731,074)
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of equipment and improvements                        (577,929)            (6,070)             (1,130)
   Insurance proceeds in excess of loss on fixed                        -                  -               3,254
     assets

   Patent costs                                                  (261,964)                 -                   -
------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                            (839,893)            (6,070)              2,124
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Increase due to parent                                         413,518                  -                   -
   Proceeds from notes payable                                  2,448,500          1,175,100             388,500
   Payment on notes payable                                       (35,000)                 -                   -
   Net proceeds from issuance of common stock and
     exercise of options                                        5,872,450            140,000             225,000
   Capital contribution                                           500,000                  -                   -
   Offering refund                                                 25,500                  -                   -
   Offering costs                                                  (6,243)                 -                   -
------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                         9,218,725          1,315,000             613,500
------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                   174,189            (32,613)           (115,450)
CASH AT BEGINNING OF PERIOD                                             -            206,802             117,812
------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                             174,189          $ 174,189            $  2,362
==================================================================================================================

SUPPLEMENTAL DISCLOSURES:
   Warrants issued in connection with loan financing           $1,624,650          $ 425,000           $ 388,500
   Conversion of due to parent in exchange for stock            $ 413,518          $       -           $       -
   Conversion of accrued wages for stock                        $ 132,822          $       -           $       -
   Issuance of common stock for loan extension                 $1,820,000        $ 1,820,000           $       -

                         See accompanying notes to the financial statements.

                            GENETIC VECTORS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) that are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

On January 17, 2000, the Company acquired DNA Sciences, Inc. in a transaction that was accounted for as a pooling of interest. The financial statements and management's discussion and analysis of financial condition and results of operations for the six month period ended June 30, 2000 includes the results of operations of DNA Sciences, Inc. as if the acquisition took place on January 1, 1999. The results of operation of DNA Sciences, Inc. are combined to the results of Genetic Vectors, Inc. for the three and the six months ended June 30, 1999.

2.   EARNINGS PER SHARE

The following reconciles the components of the earnings per share (EPS) computation.

                                      For the six months ended June 30, 2000           For the six months ended June 30, 1999
                                   ---------------------------------------------    ---------------------------------------------
                                            Loss           Shares     Per Share             Loss            Share      Per Share
                                     (Numerator)    (Denominator)        Amount      (Numerator)    (Denominator)         Amount
---------------------------------- -------------- ---------------- ------------- -- ------------- ---------------- --------------

Loss per common share - basic       $(4,160,752)        3,584,893       $(1.16)     $(1,097,638)        2,863,241        $(0.38)
---------------------------------- -------------- ---------------- ------------- -- ------------- ---------------- --------------

Effect of Dilutive:
   Securities                                  -                -             -                -                -              -
   Options                                     -                -             -                -                -              -
   Warrants                                    -                -             -                -                -              -
---------------------------------- -------------- ---------------- ------------- -- ------------- ---------------- --------------

Loss per common share,
   assuming dilution                $(4,160,752)        3,584,893       $(1.16)     $(1,097,638)        2,863,241        $(0.38)


Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted options and warrants outstanding. Dilutive options and warrants having an anti-dilutive effect are excluded from the calculation.

3.   NOTES PAYABLE

During the three months ended June 30, 2000, the Company borrowed  $750,000 (See
Item 2, Changes in Securities and Use of Proceeds; Item 3, Defaults upon Senior Securities). These loans bear interest at 12% a year and are due between October and December 2000. In connection with these borrowings, the Company issued 10,000 warrants at an exercise price $6.20. In connection with this transaction, the value ascribed to the warrants was $28,600.

                            GENETIC VECTORS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Accordingly, the Company has recorded a debt discount and has offset the amounts borrowed by the value ascribed to these warrants. The Company will amortize the debt discount over the term of the related borrowings.

3.   NOTES PAYABLE (CONTINUED)

Notes payable as of June 30, 2000                                     As of June 30,  2000,  the Company was past due on
                                                                      loans  with  an  original   principal  balance  of
                                                                      $1,488,500.  On July 7, 2000,  the maturity  dates
         Notes payable                                $2,413,522      were  extended from June 30, 2000 to September 30,
         Debt discount                                   (81,769)     2000 on loans with an original  principal  balance
                                                      ----------      of  $1,238,500.   As  of  the  date  hereof,   the
         Net                                          $2,331,753      Company is in  default  on loans with an  original
                                                      ==========      principal  balance of $250,000  for failing to pay
                                                                      principal and interest when due.

4.   OPTIONS

On June 9, 2000,  we granted the  following  options under our 1999 Stock Option
Plan:

o To Mead M. McCabe, Sr., the Chairman of the Company, options to purchase up to 100,000 shares of common stock at an exercise price of $6.03125 per share. These options vest one-third immediately and one-third on each of the second and third anniversaries of Dr. McCabe's 1999 employment agreement. These options may be exercised within ten years of the date of grant.

o To Mead M. McCabe, Jr., the Chief Executive Officer of the Company, options to purchase up to 100,000 shares of common stock at an exercise price of $6.03125 per share. These options vest one-third immediately and one-third on each of the second and third anniversaries of Mr. McCabe's 1999 employment agreement. These options may be exercised within ten years of the date of grant.

o To Mark Burroughs, a director of the Company, options to purchase 17,500 shares of common stock at an exercise price of $6.03125 per share. 12,500 of these options vest immediately and 5,000 vest in March 2001. These options may be exercised within ten years of the date of grant.

o To Jack Fell, a director of the Company, options to purchase 12,500 shares of common stock at an exercise price of $6.03125 per share. 7,500 of these options vest immediately and 5,000 vest in March 2001. These options may be exercised within ten years of the date of grant.

o To Michael Foley, a director of the Company, options to purchase 10,000 shares of common stock at an exercise price of $6.03125 per share. 5,000 of these options vest immediately and 5,000 vest in January 2001. These options may be exercised within ten years of the date of grant.

                            GENETIC VECTORS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

5.   NEW ACCOUNTING STANDARDS

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25. The Company adopted the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified be accounted for as variable. Management anticipates the implementation of FASB Interpretation No. 44 will not have a material effect on the Company's financial position or results of operations.

6.   SUBSEQUENT EVENTS

Between July 24 and August 1, 2000, we borrowed $1,200,000 from thirty-five private investors from the sale of 50 Units, consisting of a convertible note and warrant. These loans have an annual interest rate of 12%, simple interest, payable at maturity. The loans are due in December 2000. Prior to the payment of the principal balance of the loan, each private investor may convert, at his option at anytime up to 30 days after the closing of an equity financing by the Company of $5 million or more, all amounts due into shares of common stock at a conversion rate of $3.00 per share. In addition, and in the event of a conversion, each private investor will receive for each Unit purchased warrants to purchase 16,665 shares of common stock at an exercise price of $6.00 per share and 16,665 shares of common stock at an exercise price of $7.10 per share. If no conversion occurs, then each private investor will receive for each Unit purchased warrants to purchase 10,000 shares of common stock at an exercise price of $6.60 per share and 10,000 shares of common stock at an exercise price of $8.00 per share. Additionally, in the event of a default, each investor would be entitled to receive for each Unit purchased warrants to purchase 5,000 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note.

ITEM 2:  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB.

PLAN OF OPERATION

We specialize in the development of molecular systems in the area of disease management and risk assessment. We plan to develop and manufacture these tests for sale to the pharmaceutical and healthcare industries. We are currently selling the EpiDNA and the EasyID product lines and are developing several other products of these lines.

FINANCIAL RESOURCES AND CASH REQUIREMENTS

We are dependent on external capital to finance our operations, and have not generated a significant amount of cash from operations. As of June 30, 2000, we had cash and cash equivalents of $174,189. Since that date, we have borrowed an additional $1,200,000. These funds are projected to last no longer than December 1, 2000. We will need to raise additional capital to continue operations beyond December 1, 2000. This plan of operation assumes that we will be successful in raising additional capital. Our failure to raise additional capital will, among other things, cause deviations from the plan of operation described herein and would likely result in our need to curtail or cease operations.

Since November 1, 1998, we have borrowed $3.7 million to fund our operations. We are in default on some of these loans for failing to pay principal and interest when due, a total $250,000, plus interest. See "Risk Factors - We are in default of some of our outstanding indebtedness and may be unable to repay these loans."

CONTINGENT NON-CASH CHARGES

Our company is obligated to issue additional warrants to purchase a total of 2,008,294 shares of common stock upon the occurrence of certain contingent events. In particular, we are obligated to issue additional warrants to purchase 775,000 shares of our common stock upon the full repayment of certain loans or our successful consummation of a financing in an amount equal to or greater than $1.5 million. In addition, if the holders elect to convert certain indebtedness into shares of common stock within a specified period, then the holders would be entitled to additional warrants to purchase (a) 616,647 shares of common stock at an exercise price of $6.00 per share and (b) 616,647 shares of common stock at an exercise price of $7.10 per share. If the holders do not elect to so convert, then the holders would receive warrants to purchase 370,000 shares of common stock at an exercise price of $6.60 per share and warrants to purchase 370,000 shares of common stock at an exercise price of $8.00 per share. The issuance of these contingent or any other warrants will result in a significant non-cash charge to our company in the period in which these additional warrants are issued.

RESEARCH AND DEVELOPMENT

We will continue our product research and development efforts and continue to implement what we believe to be a feasible plan for product development. We intend to complete the build-out of research and development and production areas in our Florida facility. For the twelve-month period following our receipt of significant additional capital, our activities will focus on the following:

      o Continued enhancement of our EasyID Juvenile Diabetes Risk Assessment System.

      o Development of new EasyID detection systems in collaboration with the Norwegian Institute of Public Health.

      o Continuation of EasyID DNA probe product development for new diagnostic uses, drug discovery and certain industrial applications.

      o Continued research and development of EasyID products for the detection of genes involved in cardiovascular diseases.

      o Continued research in applications of our EpiDNA nucleic acid labeling technology.

SIGNIFICANT PLANT OR EQUIPMENT PURCHASES

We anticipate the need to purchase and/or lease various equipment valued at approximately $500,000. Equipment will be used primarily to manufacture the EasyID line of products currently being marketed and develop additional products.

CHANGES IN THE NUMBER OF EMPLOYEES

We currently have six employees. If we are successful in raising significant new capital, then we anticipate hiring fourteen new employees in 2000 in connection with our research and development and product development, administration, sales and marketing. We believe that these personnel will be adequate to accomplish the tasks set forth in our plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company remains largely a development stage company. The Company generated revenues of $85,245 during the six months ended June 30, 2000 as compared to $60,934 during the six months ended June 30, 1999, and had cost of sales of
$23,325 and $36,977, respectively, for the same periods. The Company's expenditures far exceed its revenues.

Research and development expenses for the six months ended June 30, 2000 increased by $83,852 over the comparable period in the prior year. This increase is largely attributable to the research and development costs associated with our San Diego facility, which was closed on June 30, 2000.

Selling, general and administrative expenses increased $431,301 in the six months ended June 30, 2000 over the comparable period in 1999. This increase is primarily attributable to salaries of two executives and costs associated with merger, integration and operations of DNA Sciences, Inc.

Amortization of deferred loan costs increased by approximately $583,751 from the same period in the prior year. The increase was directly related to our increased borrowing during the latter part of 1999 and during the six months ended June 30, 2000 and the granting of related warrants. These warrants were valued based on the Black-Scholes Option Pricing Model and resulted in $776,319 of amortization during the six months ended June 30, 2000.

Interest expense, net for the six months ended June 30, 2000 increased by $188,570, representing the interest on various loans obtained by us in the latter part of 1999 and during 2000. As of June 30, 2000, we had approximately $2.4 million plus accrued interest and before discount, in outstanding notes payable. During the comparable period in the prior year we had a minimum amount of outstanding notes payable.

Expense in connection with issuance of common stock for loan extension increased by $1,820,000 in the six months ended June 30, 2000 over the comparable period in 1999. This increase in primarily attributable to the fact that in 2000 the Company recorded a charge in connection with the issuance of common stock for the extension of the maturity date of certain loans to June 30, 2000. In this connection 280,000 shares of the Company's common stock at $6.50 per share were issued.

LIQUIDITY AND CAPITAL RESOURCES. The net cash used by us in operating activities aggregated $1.3 million in the six months ended June 30, 2000, as compared with $0.7 million in the same period in the prior year. This increase was largely attributable to common stock issued for a loan extension previously due June 30, 2000 and increases pertaining to the merger and integration and operations of DNA Sciences, Inc. Our net cash provided by financing activities aggregated $1.3 million during the six months ended June 30, 2000, consisting mainly of proceeds from the sale of unregistered securities and loan transactions.

We have experienced extreme cash shortages since the end of November 1998 through the date of this filing. As of June 30, 2000, we had $174,189 of cash. Since that date, we have raised a total of $1.2 million in a private placement. We are and after the date of this filing will be in default of certain indebtedness. Our company does not have sufficient funds to repay these loans.

These proceeds are expected to last no longer than December 1, 2000. As of June 30, 2000, we had a capital deficit of $2,150,414. We have entered into a non-binding letter of intent with an underwriter to sell up to $8.4 million of securities in a firm-commitment registered offering, although no assurances can be given that such an offering will take place or be successful. Our inability to raise significant capital in such a registered offering will jeopardize our ability to continue operations.

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

CERTAIN BUSINESS RISK FACTORS

You should carefully consider the risks described below before trading the common stock. Our most significant risks and uncertainties are described below; however they are not the only ones we face. If any of the following risks actually occur, our business, financial condition or result of operations would be materially adversely affected, the trading price of our common stock would decline and you may lose all or part of your investment.

WE ARE IN DEFAULT OF SOME OF OUR OUTSTANDING INDEBTEDNESS AND MAY BE UNABLE TO REPAY THESE LOANS

Between November 1, 1998 and August 1, 2000, we borrowed a total of $3.6 million from various private investors, consisting of:

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

      o Secured loans of $1,238,500 for which the payment dates of principal and interest were extended on March 3, 2000 by the lenders to June 30, 2000 and again on July 7, 2000 to September 30, 2000.

      o Loans of $175,000 convertible into shares of common stock at a price of $5.00 per share, which are due in September 2000.

      o Loan of $100,000 convertible into shares of common stock at a price of $5.00 per share, which is due in October 2000.

      o Loans of $600,000 convertible into shares of common stock at a price of $3.00 per share, which are due in November 2000.

      o Loans of $1,200,000 convertible into shares of common stock at a price of $3.00 per share, which are due in December 2000.

We will not be able to repay these loans unless we raise enough capital from external sources. Our business operations do not generate sufficient cash flow to repay these loans. Our inability to repay these loans may result, among other things, in foreclosure against our assets. This would jeopardize our ability to continue operations, and our stock price would likely decline.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL, WE MAY BE UNABLE TO CONTINUE OPERATIONS

We had $174,189 of cash as of June 30, 2000. Since June 30, 2000, we have borrowed a total of $1.2 million. We project that these proceeds will fund our operations no longer than December 1, 2000. In connection with our financial statements for the year ended December 31, 1999, our independent auditors have noted there is substantial doubt about our ability to continue as a going concern. This "going concern" opinion is due, in part, to our need to obtain from external sources additional financing adequate to complete development activities and to achieve a level of sales adequate to support our cost structure. In the absence of additional capital, we will be required to significantly curtail or cease our business activities, and our stock price would decline.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT OR IMPOSSIBLE TO EVALUATE OUR PERFORMANCE AND MAKE PREDICTIONS ABOUT OUR FUTURE

We were organized in 1991 and are in the development stage. To date, we have generated very limited revenues from the sale of our products. Our limited operating history makes an evaluation of our future prospects very difficult. As a development stage company, we will encounter the types of risks, uncertainties and difficulties frequently encountered by early-stage companies. Many of these risks and uncertainties are described in more detail elsewhere in this "Certain Business Risk Factors" section. We may not successfully address some or all of these risks. If we do not successfully address these risks, our future business prospects will be significantly limited and, as a result, the trading price of our common stock would likely decline.

WE HAVE  EXPERIENCED  SIGNIFICANT  LOSSES  AND  EXPECT TO INCUR  LOSSES IN THE
FUTURE

In the six months ended June 30, 2000, we incurred a net loss of $4.2 million. Our cumulative net loss since our inception on January 1, 1992 was $13 million. We expect to incur substantial losses for the foreseeable future in connection with our research and development efforts, as well as the expenses associated with attempting to commercialize our products, including expenses for manufacturing, marketing and distributing our products.

IF OUR ASSUMPTION ABOUT THE ROLE OF GENES IN DISEASE IS INCORRECT, WE MAY NOT BE ABLE TO DEVELOP USEFUL PRODUCTS

Certain of our products and the products we hope to develop involve new and unproven approaches. They are based on the assumption that information about genes may help scientists better understand complex disease processes. Scientists generally have a limited understanding of the role of genes in diseases, and few products based on gene discoveries have been developed. Of the products that exist, all are diagnostic products. To date, we know of no therapeutic products based on disease gene discoveries. If our assumption about the role of genes in the disease process is incorrect, our gene discovery programs may not result in products, the genetic data collected may not be useful to our customers and these types of products may lose any competitive advantage.

ETHICAL AND PRIVACY CONCERNS MAY LIMIT THE USE OF GENETIC TESTING AND THEREFORE THE COMMERCIAL VIABILITY OF ANY PRODUCTS WE DEVELOP

Other companies have developed genetic predisposition tests that have raised ethical concerns. It is possible that employers or others could discriminate against people who have a genetic predisposition to certain diseases. Concern regarding possible discrimination may result in governmental authorities enacting restrictions or bans on the use of all, or certain types of, genetic testing. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. These factors may limit the market for, and therefore the commercial viability of, genetic testing products that our collaborators and we develop.

OUR PRODUCTS MAY NOT GAIN MARKET ACCEPTANCE, WHICH WOULD JEOPARDIZE OUR ABILITY TO GENERATE REVENUE AND CONTINUE OPERATIONS

We are highly dependent on a limited number of products and our long-term success may depend on the market acceptance of these products. We currently have two products lines, the EpiDNA and EasyID product lines. Market acceptance of our product lines will depend, in part, on the our ability to demonstrate the superiority of them with respect to existing techniques, including the products' accuracy, ease of use, reliability and cost-effectiveness and on the effectiveness of our marketing efforts. These efforts have been adversely affected by our working capital shortage. No assurance can be given that we will gain market acceptance for our product lines. Failure to gain market acceptance for these product lines will jeopardize our ability to obtain capital, generate revenue to continue operations, likely resulting in a lower stock price.

THE TECHNOLOGY IN OUR PRODUCTS IS RAPIDLY EVOLVING, AND OUR ABILITY TO EVOLVE WITH THIS TECHNOLOGY MAY JEOPARDIZE THE COMMERCIAL VIABILITY OF OUR PRODUCTS

The science and technology of the EpiDNA Picogram Assay, DNAMax, EasyID, and DNAtect are rapidly evolving. The commercial viability of our product lines has not been proven, as we have only conducted limited marketing efforts for our existing products and other proposed products are in the early stage of development. All of our products are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibility that any or all of these products are found to be ineffective, unsafe, or otherwise fail to receive necessary regulatory clearances, if any, that these products, though effective, are uneconomical to market, that third parties hold proprietary rights that preclude us from marketing them, or that third parties market a superior or equivalent product. Accordingly, we are unable to predict whether our products will become commercially viable.

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

WE FACE RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION

Changes in existing regulations could require advance regulatory approval of genetic susceptibility tests that may result in a substantial curtailment or even prohibition of our activities without regulatory approval. If our tests ever require regulatory approval, the costs of introduction will increase and marketing and sales may be significantly delayed.

Further, several years ago the FDA proposed to regulate as medical devices the "active ingredients" (known as "analyze specific reagents" or "ASRs") of certain tests developed by, or in conjunction with, clinical laboratories. Currently, a final rule has not been issued. The FDA has specifically stated that it is not proposing a comprehensive regulatory scheme over the final tests, but rather the active ingredients ASRs provided to the laboratories that perform them. According to the FDA, any contemplated additional controls (e.g. submission for Pre-Market Approval applications) over the tests themselves would likely involve those tests which identify genes associated with cancer or diseases associated with dementia. If the FDA requires Pre-Market Approval of our genetic susceptibility test, our company may be required to conduct pre-clinical studies, obtain an investigational device exemption to conduct clinical tests, file a Pre-Market Approval application, and obtain FDA approval. There can be no assurance such approval would be received on a timely basis, if at all. The failure to receive such approval could require us to develop alternative testing methods or utilize approved ASRs, which could result in the delay or cause the termination of the use of such test. Such a delay or termination could result in reduced revenues or losses.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY PROTECT OUR PROPRIETARY INFORMATION

Our success is also dependent upon the skills, knowledge, and experience of our scientific and technical personnel. To help protect our rights, we plan to require all of our employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside our company and require disclosure and in most cases assignment to us of their ideas, developments, discoveries and inventions. There can be no assurance, however, that these agreements will provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

WE MAY FAIL TO HIRE, RETAIN AND INTEGRATE KEY PERSONNEL

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

OUR CHARTER DOCUMENTS AND FLORIDA LAW CONTAIN ANTI-TAKEOVER PROVISIONS THAT MAY MAKE IT MORE DIFFICULT TO ACQUIRE US

Certain   provisions  in  our  charter   documents  and  Florida  law  may  have
anti-takeover effects, making it more difficult for a third party to acquire us, even if a change in control would be beneficial to our shareholders.

PART II

OTHER INFORMATION.


ITEM 1.  LEGAL PROCEEDINGS.

The Company is not aware of any legal proceedings involving the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a), (b) and (d)  None.

(c) SALES OF UNREGISTERED SECURITIES.

On April 4, 2000, we borrowed $100,000 from Donald Heap ("Loan No. 1"). The loan has an annual interest rate of 12%, simple interest, payable at maturity. This loan is due on October 3, 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option, all amounts due into shares of our common stock at a conversion rate of $5.00 per share. In addition, we issued the private investor warrants to purchase 10,000 shares of common stock at an exercise price of $6.20 per share. In the event of a default, this note is convertible into shares of common stock at a conversion rate of $3.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase 1,000 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note. The offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

On May 8, 2000, we borrowed $100,000 ("Loan No. 2") and on May 26, 2000 we borrowed $500,000 from Jim Kelly ("Loan No. 3"). These loans have an annual interest rate of 12%, simple interest, payable at maturity. The loans are due in November 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option at anytime up to 30 days after the closing of an equity financing by our company of $5 million or more, all amounts due into shares of our common stock at a conversion rate of $3.00 per share. In addition, and in the event of a conversion, the private investor will receive warrants to purchase (a) 33,333 (Loan No. 2) and 166,665 (Loan No. 3) shares of common stock at an exercise price of $6.00 per share and (b) 33,333 (Loan No. 2) and 166,665 (Loan No. 3) shares of common stock at an exercise price of $7.10 per share. If no conversion occurs, then the private investor will receive warrants to purchase (a) 20,000 (Loan No. 2) and 100,000 (Loan No. 3) shares of common stock at an exercise price of $6.60 per share and (b) 20,000 (Loan No. 2) and 100,000 (Loan No. 3) shares of common stock at an exercise price of $8.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase (a) 10,000 (Loan No. 2) and (b) 10,000 (Loan No. 3) shares of common stock at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note. The offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

On June 9, 2000, we borrowed $50,000 ("Loan No. 4") from Michael and Lois Halbert. This loan has an annual interest rate of 12%, simple interest, payable at maturity. The loan is due in December 2000. Prior to the payment of the principal balance of the loan, the private investor may convert, at his option at anytime up to 30 days after the closing of an equity financing by our company of $5 million or more, all amounts due into shares of our common stock at a conversion rate of $3.00 per share. In addition, and in the event of a conversion, the private investor will receive warrants to purchase 16,665 shares of common stock at an exercise price of $6.00 per share and 16,665 shares of common stock at an exercise price of $7.10 per share. If no conversion occurs, then the private investors will receive warrants to purchase 10,000 shares of common stock at an exercise price of $6.60 per share and 10,000 shares of common stock at an exercise price of $8.00 per share. Additionally, in the event of a default, the investor would be entitled to warrants to purchase 5,000 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note. The offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

Between July 24 and August 1, 2000, we borrowed $1,200,000 ("Loan No. 5") from thirty-five private investors from the sale of 50 Units, consisting of a convertible note and warrant. These loans have an annual interest rate of 12%, simple interest, payable at maturity. The loans are due in December 2000. Prior to the payment of the principal balance of the loan, each private investor may convert, at his option at anytime up to 30 days after the closing of an equity financing by our company of $5 million or more, all amounts due into shares of our common stock at a conversion rate of $3.00 per share. In addition, and in the event of a conversion, each private investor will receive for each Unit purchased warrants to purchase 16,665 shares of common stock at an exercise price of $6.00 per share and 16,665 shares of common stock at an exercise price of $7.10 per share. If no conversion occurs, then each private investor will receive for each Unit purchased warrants to purchase 10,000 shares of common stock at an exercise price of $6.60 per share and 10,000 shares of common stock at an exercise price of $8.00 per share. Additionally, in the event of a default, each investor would be entitled to receive for each Unit purchased warrants to purchase 5,000 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note. The offering was exempt from registration pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder. The names of the thirty-five private investors are David
A. Brady, Jr., Tom Vinson, John W. McGriff, James Lasbury Mitchell III, C. Frank Foster, Jr., Anthony Balsamo, Jim Avramovich, Dewayne Truitt, Herman A. Vonhof, Scott Davis, Dr. Will Brantley, Arthur Dietz, Leo Thompson, L. Scott Stankavage, Ben Biacchino, Robert L. Stanley, Michael Chatham, Anthony Byrne, Ralph Anderson III, Bryan Carr, George Levin, Richard Wunderlich, J.R. Frangipane, James Leiferman, Mark Spector, James Owen, Robert Stranger, The Estate of Milton Smithloff, Robert Benninger Jr., Bruce Rothmann, Joseph J. Steinkirchner, Jeffrey Rinde, Will Hendrick, Mark Jesuroga and Thomas Johnston.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Since November 2, 1998, the Company received a total of $3.6 million in loans. Loans in the original principal amount of $1,488,500 were due on or before June 30, 2000. On July 7, 2000, the maturity dates of loans with an original principal amount of $1,248,500 were extended from June 30, 2000 to September 30, 2000. As such, the Company is in default on loans with an original principal amount of $250,000 for failing to pay the required principal and interest payments when due. A significant amount of the total loans are secured by the Company's assets. The Company's ability to pay any interest or to repay such loans is completely dependent on the Company's ability to raise additional capital from external sources. The Company's failure to raise such capital and to pay all accrued but unpaid interest and subsequently to repay the loans upon maturity may result in the foreclosure on the Company's assets. This would have a material adverse effect on the Company's business, financial condition and results of operations and would jeopardize the Company's ability to continue as a going concern.

As of August 11, 2000, the Company owed $47,800 in interest on $250,000 loans in default with interest accruing at a rate of $82 per day.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS.

EXHIBIT INDEX

     3.1       Articles of Incorporation of the Company,   Incorporated  by  reference  to Exhibit No. 3.1
               as amended                                  to  Registrant's  Registration  Statement  (the
                                                           "Registration    Statement")   on   Form   SB-2
                                                           (Registration Number 333-5530-A)

     3.2       By-laws of the Company                      Incorporated  by  reference  to Exhibit No. 3.2
                                                           to the Registration Statement

     3.3       Amendment to By-Laws of the Company         Incorporated  by  reference  to Exhibit No. 3.3
                                                           to the  Annual  Report on Form  10-KSB  for the
                                                           year ended December 31, 1999

     4.1       Form of Common Stock certificate            Incorporated  by  reference  to Exhibit No. 4.1
                                                           to the Registration Statement

     4.2       Form of Underwriters' Warrant               Incorporated  by  reference  to Exhibit No. 4.2
                                                           to the Registration Statement

     4.3       Form of 1996 Incentive Plan                 Incorporated  by  reference  to Exhibit No. 4.3
                                                           to the Registration Statement

     4.4       Form of 1999 Stock Option Plan              Incorporated  by  reference  to Exhibit No. 4.4
                                                           to the  Annual  Report on Form  10-KSB  for the
                                                           year ended December 31, 1999

     10.1      License Agreement dated September 7, 1990   Incorporated  by  reference to Exhibit No. 10.1
               between the University of Miami and its     to the Registration Statement
               School of Medicine and ProVec, Inc.

     10.2      Assignment of License Agreement dated       Incorporated  by  reference to Exhibit No. 10.2
               January 20, 1992 between ProVec, Inc. and   to the Registration Statement
               EpiDNA, Inc.

     10.3      Agreement between University of Miami and   Incorporated  by  reference to Exhibit No. 10.3
               its School of Medicine and the Company      to the Registration Statement
               dated August 21, 1996

     10.4      Employment Agreement dated August 15, 1996  Incorporated  by  reference to Exhibit No. 10.4 between Mead M. McCabe, Sr. and the Company to the Registration Statement

     10.5      Stock Option Addendum to Employment         Incorporated  by  reference to Exhibit No. 10.5
               Agreement dated August 15, 1996 between     to the Registration Statement
               Mead M. McCabe, Sr. and the Company




     10.6      Stock Option Addendum to Employment         Incorporated  by  reference to Exhibit No. 10.7
               Agreement dated August 15, 1996 between     to the Registration Statement
               Mead M. McCabe, Sr. and the Company

     10.7      Consulting Agreement dated June 19, 1996    Incorporated  by reference to Exhibit No. 10.10
               between James A. Joyce and the Company      to the Registration Statement

     10.8      Letter Agreement dated December 16, 1994    Incorporated  by reference to Exhibit No. 10.11
               among Nyer Medical Group, Inc., the         to the Registration Statement
               Company, Mead M. McCabe, Sr. And Mead M.
               McCabe, Jr.

     10.9      Investors Finders Agreement dated           Incorporated  by reference to Exhibit No. 10.12
               June 9, 1994 among Nyer Medical Group,      to the Registration Statement
               Inc., and the Company and Gulf American
               Trading Company

    10.10      Industrial Real Estate Lease dated June     Incorporated by reference to Exhibit  No. 10.13
               12, 1997 among the Company and Jetex        to  the  Company's  Quarterly  Report  on  Form
               Group, Inc.                                 10-QSB for the Quarter ended June 30, 1997

    10.11      Letter from University of Miami dated       Incorporated by reference to Exhibit  No. 10.12
               April 8, 1998                               to the  Company's  Annual Report on Form 10-KSB
                                                           for the year ended December 31, 1997

    10.12      Promissory Note dated as of November 2,     Incorporated by reference to Exhibit  No. 10.13
               1998 in the Original Principal Amount of    to the  Company's  Annual Report on Form 10-KSB
               $50,000 given by the Company to Ms.         for the year ended December 31, 1998
               Patricia A. Gionone


    10.13      Common Stock Purchase Warrant No. W-2       Incorporated  by reference to Exhibit No. 10.14
               dated  as of November 2, 1998 granted by    to the  Company's  Annual Report on Form 10-KSB
               the Company to Ms. Patricia A. Gionone      for the year ended December 31, 1998

    10.14      Promissory Note dated as of November 2,     Incorporated  by reference to Exhibit No. 10.15
               1998 in the Original Principal Amount of    to the  Company's  Annual Report on Form 10-KSB
               $100,000 given by the Company to Jerome P.  for the year ended December 31, 1998
               Seiden Irrevocable Trust Dated April 22,
               1998

    10.15      Common Stock Purchase Warrant No. W-1       Incorporated  by reference to Exhibit No. 10.16
               dated  as of November 2, 1998 granted by    to the  Company's  Annual Report on Form 10-KSB
               the Company to Jerome P. Seiden             for the year ended December 31, 1998
               Irrevocable Trust Dated April 22, 1998




    10.16      Common Stock Purchase Warrant No. W-5       Incorporated  by reference to Exhibit No. 10.17
               dated as of September 3, 1998 granted by    to the  Company's  Annual Report on Form 10-KSB
               the Company to Sterling Technology          for the year ended December 31, 1998
               Partners, Ltd.

    10.17      Common Stock Purchase Warrant No. W-4       Incorporated  by reference to Exhibit No. 10.18
               dated  as of January 19, 1999 granted by    to the  Company's  Annual Report on Form 10-KSB
               the Company to Sterling Technology          for the year ended December 31, 1998
               Partners, Ltd.

    10.18      Common Stock Purchase Warrant No. W-7       Incorporated  by reference to Exhibit No. 10.19
               dated  as of March 9, 1999 granted by the   to the  Company's  Annual Report on Form 10-KSB
               Company to Sterling Technology Partners,    for the year ended December 31, 1998
               Ltd.

    10.19      Common Stock Purchase Warrant No. W-3       Incorporated  by reference to Exhibit No. 10.20
               dated as of January 19, 1999 granted by     to the  Company's  Annual Report on Form 10-KSB
               the Company to Capital Research, Ltd.       for the year ended December 31, 1998

    10.20      Promissory Note dated as of January 19,     Incorporated by reference to Exhibit No. 10.21
               1999 in the Original Principal Amount of    to the Company's Annual Report on Form 10-KSB
               $163,500 given by the Company to Capital    for the year ended December 31, 1998
               Research, Ltd.

    10.21      Pledge and Security Agreement dated as of   Incorporated  by reference to Exhibit No. 10.22
               January 19, 1999 between the Company and    to the  Company's  Annual Report on Form 10-KSB
               Capital Research, Ltd.                      for the year ended December 31, 1998

    10.22      Registration Rights Agreement dated as of   Incorporated  by reference to Exhibit No. 10.23
               January 19, 1999 between the Company and    to the  Company's  Annual Report on Form 10-KSB
               Capital Research, Ltd.                      for the year ended December 31, 1998

    10.23      Promissory Note dated as of March 9, 1999   Incorporated by reference to Exhibit No. 10.24
               in the Original Principal Amount of         to the Company's Annual Report on Form 10-KSB
               $125,000 given by the Company to Capital    for the year ended December 31, 1998
               Research, Ltd.

    10.24      Common Stock Purchase Warrant No. W-6       Incorporated  by reference to Exhibit No. 10.25
               dated as of March 9, 1999 granted by the    to the  Company's  Annual Report on Form 10-KSB
               Company to Capital Research, Ltd.           for the year ended December 31, 1998

    10.25      Registration Rights Agreement dated as of   Incorporated  by reference to Exhibit No. 10.26
               March 9, 1999 between the Company and       to the  Company's  Annual Report on Form 10-KSB
               Capital Research, Ltd.                      for the year ended December 31, 1998



    10.26      Executive Employment Agreement, together    Incorporated  by reference to Exhibit  10.26 to
               with Stock Option Addendum, dated as of     the Company's  Annual Report on Amendment No. 1
               July 1, 1999 between Mead M. McCabe, Jr.    to the Form 10 KSB for the year ended  December
               and the Company                             31, 1998

    10.27      Executive Employment Agreement, together    Incorporated  by reference to Exhibit  10.27 to
               with Stock Option Addendum, dated as of     the Company's  Annual Report on Amendment No. 1
               July 1, 1999 between Mead M. McCabe, Sr.    to the Form 10 KSB for the year ended  December
               and the Company                             31, 1998

    10.28      Executive Employment Agreement, together    Incorporated  by reference to Exhibit No. 10.29
               with Stock Option Addendum, dated as of     to the  Annual  Report on Form  10-KSB  for the
               January 17, 2000 between Eric Wilkinson     year ended December 31, 1999
               and the Company

    10.29      Promissory Note dated as of April 19, 1999  Incorporated  by reference to Exhibit No. 10.30
               in the Original Principal Amount of         to the  Annual  Report on Form  10-KSB  for the
               $100,000 given by the Company to Jack       year ended December 31, 1999
               Surgent

    10.30      Registration Rights Agreement dated as of   Incorporated  by reference to Exhibit No. 10.31
               April 19, 1999 between the Company and      to the  Annual  Report on Form  10-KSB  for the
               Jack Surgent                                year ended December 31, 1999

    10.31      Common Stock Purchase Warrant dated as of   Incorporated  by reference to Exhibit No. 10.32
               April 19, 1999 granted by the Company to    to the  Annual  Report on Form  10-KSB  for the
               Jack Surgent                                year ended December 31, 1999

    10.32      Promissory Note dated as of October 6,      Incorporated by reference to Exhibit No. 10.33
               1999 in the Original Principal Amount of    to the Annual Report on Form 10-KSB for the
               $200,000 given by the Company to Orbiter    year ended December 31, 1999 Fund, Ltd.

    10.33      Pledge and Security Agreement dated as of   Incorporated  by reference to Exhibit No. 10.34
               October 6, 1999 between the Company and     to the  Annual  Report on Form  10-KSB  for the
               Orbiter Fund, Ltd.                          year ended December 31, 1999

    10.34      Registration Rights Agreement dated as of   Incorporated  by reference to Exhibit No. 10.35
               October 6, 1999 between the Company and     to the  Annual  Report on Form  10-KSB  for the
               Orbiter Fund, Ltd.                          year ended December 31, 1999




    10.35      Common Stock Purchase Warrant dated as of   Incorporated  by reference to Exhibit No. 10.36
               October 6, 1999 granted by the Company to   to the  Annual  Report on Form  10-KSB  for the
               Orbiter Fund, Ltd.                          year ended December 31, 1999

    10.36      Promissory Note dated as of November 19,    Incorporated by reference to Exhibit No. 10.37
               1999 in the Original Principal Amount of    to the Annual Report on Form 10-KSB
               $200,000 given by the Company to Orbiter    for the year ended December 31, 1999 Fund,
                Ltd.

    10.37      Pledge and Security Agreement dated as of   Incorporated  by reference to Exhibit No. 10.38
               November 19, 1999 between the Company and   to the  Annual  Report on Form  10-KSB  for the
               Orbiter Fund, Ltd.                          year ended December 31, 1999

    10.38      Registration Rights Agreement dated as of   Incorporated  by reference to Exhibit No. 10.39
               November 19, 1999 between the Company and   to the  Annual  Report on Form  10-KSB  for the
               Orbiter Fund, Ltd.                          year ended December 31, 1999

    10.39      Common Stock Purchase Warrant dated as of   Incorporated  by reference to Exhibit No. 10.40
               December 22, 1999 granted by the Company    to the  Annual  Report on Form  10-KSB  for the
               to Orbiter Fund, Ltd.                       year ended December 31, 1999

    10.40      Promissory Note dated as of November 19,    Incorporated by reference to Exhibit No. 10.41
               1999 in the Original Principal Amount of    to the Annual Report on Form 10-KSB for the
               $300,000 given by the Company to Orbiter    year ended December 31, 1999 Fund,
               Ltd.

    10.41      Pledge and Security Agreement dated as of   Incorporated  by reference to Exhibit No. 10.42
               December 22, 1999 between the Company and   to the  Annual  Report on Form  10-KSB  for the
               Orbiter Fund, Ltd.                          year ended December 31, 1999

    10.42      Registration Rights Agreement dated as of   Incorporated  by reference to Exhibit No. 10.43
               December 22, 1999 between the Company and   to the  Annual  Report on Form  10-KSB  for the
               The Orbiter Fund, Ltd.                      year ended December 31, 1999

    10.43      Common Stock Purchase Warrant dated as of   Incorporated  by reference to Exhibit No. 10.44
               December 22, 1999 granted by the Company    to the  Annual  Report on Form  10-KSB  for the
               to The Orbiter Fund, Ltd.                   year ended December 31, 1999

    10.44      Promissory Note dated as of February, 2000  Incorporated  by reference to Exhibit No. 10.45
               in the Original Principal Amount of         to the  Annual  Report on Form  10-KSB  for the
               $250,000 give by the Company to The         year ended December 31, 1999
               Orbiter Fund, Ltd.




    10.45      Pledge and Security Agreement dated as of   Incorporated  by reference to Exhibit No. 10.46
               February, 2000 between the Company and The  to the  Annual  Report on Form  10-KSB  for the
               Orbiter Fund, Ltd.                          year ended December 31, 1999

    10.46      Registration Rights Agreement dated as of   Incorporated  by reference to Exhibit No. 10.47
               February, 2000 between the Company and The  to the  Annual  Report on Form  10-KSB  for the
               Orbiter Fund, Ltd.                          year ended December 31, 1999

    10.47      Stock Purchase Agreement dated as of        Incorporated  by reference to Exhibit No. 10.48
               January 17, 2000 among the Company, DNA     to the  Annual  Report on Form  10-KSB  for the
               Sciences, Inc. and the shareholders of DNA  year ended December 31, 1999
               Sciences, Inc.

    10.48      Common Stock Purchase Warrant dated as of   Incorporated  by reference to Exhibit No. 10.49
               February, 2000 given by the Company to The  to the  Annual  Report on Form  10-KSB  for the
               Orbiter Fund, Ltd.                          year ended December 31, 1999

    10.49      Convertible Promissory Note dated as of     Incorporated  by reference to Exhibit No. 10.50
               March 2, 2000 in the Original Principal     to the  Annual  Report on Form  10-KSB  for the
               Amount of $75,000 given by the Company to   year ended December 31, 1999
               Jack Higgins

    10.50      Common Stock Purchase Warrant dated as of   Incorporated   by   reference  to  Exhibit  No.
               March 2, 2000 between the Company and Jack  10.51 to the Annual  Report on Form 10-KSB for
               Higgins                                     the year ended December 31, 1999

    10.51      Convertible Promissory Note dated as of     Incorporated  by reference to Exhibit No. 10.52
               March 7, 2000 in the Original Principal     to the  Annual  Report on Form  10-KSB  for the
               Amount of $100,000 given by the Company to  year ended December 31, 1999
               Frederick & Company

    10.52      Common Stock Purchase Warrant dated as of   Incorporated  by reference to Exhibit No. 10.53
               March 7, 2000 between the Company and       to the  Annual  Report on Form  10-KSB  for the
               Frederick & Company                         year ended December 31, 1999

    10.53      Convertible Promissory Note in the          Incorporated  by reference to Exhibit No. 10.54
               Original Principal Amount of $100,000       to the  Annual  Report on Form  10-KSB  for the
               dated as of May 8, 2000 between the         year ended December 31, 1999
               Company and Jim Kelly.




    10.54      Common Stock Purchase Warrant dated as of   Incorporated  by reference to Exhibit No. 10.55
               May 8, 2000 between the Company and Jim     to the  Annual  Report on Form  10-KSB  for the
               Kelly.                                      year ended December 31, 1999

    10.55      Convertible Promissory Note in the          Incorporated  by reference to Exhibit No. 10.56
               Original Principal Amount of $500,000       to the  Annual  Report on Form  10-KSB  for the
               dated as of May 26, 2000 between the        year ended December 31, 1999
               Company and Jim Kelly.

    10.56      Common Stock Purchase Warrant dated as of   Incorporated  by reference to Exhibit No. 10.57
               May 26, 2000 between the Company and Jim    to the  Annual  Report on Form  10-KSB  for the
               Kelly.                                      year ended December 31, 1999

    10.57      Convertible Promissory Note in the          Incorporated by reference to Exhibit 10.57 to
               Original Principal Amount of $100,000       the Quarterly Report on Form 10-QSB for the
               dated as of April 4, 2000 between the       three months ended March 31, 2000 Company and
               Donald Heap.

    10.58      Common Stock Purchase Warrant No. W-18      Incorporated  by reference to Exhibit  10.58 to
               dated as of April 4, 2000 between the       the  Quarterly  Report on Form  10-QSB  for the
               Company and Donald Heap.                    three months ended March 31, 2000

    10.59      Convertible Promissory Note in the          Incorporated by reference to Exhibit 10.59 to
               Original Principal Amount of $50,000 dated  the Quarterly Report on Form 10-QSB for the as of June 9, 2000 between the Company  three months ended March 31, 2000 and Michael and Lois Halbert

    10.60      Common Stock Purchase Warrant dated as of   Incorporated by reference to Exhibit 10.60
               to June 9, 2000 between the Company and     the Quarterly Report on Form 10-QSB for the
               Michael and Lois Halbert three months       ended March 31, 2000

    10.61      Common Stock Purchase Warrant No. W-12      Incorporated  by reference to Exhibit  10.61 to
               dated as of October 6, 1999 between the     the  Quarterly  Report on Form  10-QSB  for the
               Company and Sterling Technology Partners,   three months ended March 31, 2000
               Ltd.

    10.62      Common Stock Purchase Warrant No. W-13      Incorporated by reference to Exhibit 10.62 to
               dated as of December 22, 1999 between the   the Quarterly Report on Form 10-QSB for the
               Company and Sterling Technology Partners,   three months ended March 31, 2000 Ltd.

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

Date:  August 14, 2000             GENETIC VECTORS, INC.


                                    By: /s/ Mead M. McCabe, Jr.
                                        ------------------------
                                          Mead M. McCabe, Jr.
                                          President