Form 10QSB/A
period 2000-03-31
GENETIC VECTORS INC
filed 2000-08-22
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                         AMENDMENT NO. 1 TO FORM 10-QSB

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


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      There were 3,732,843 shares of Common Stock outstanding as of August 18, 2000.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GENETIC VECTORS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE

Balance Sheet                                                      3
Statements of Operations                                           4
Statements of Cash Flows                                           5
Notes to Financial Statements                                      7

                                                         GENETIC VECTORS, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                     BALANCE SHEET (UNAUDITED)


MARCH 31,                                                           2000
----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                              $        77,431
   Accounts receivable                                             36,569
   Inventory                                                        5,377
   Prepaid expenses                                                58,112
----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                              177,489
----------------------------------------------------------------------------
EQUIPMENT AND IMPROVEMENTS, NET                                   267,987
PATENTS AND LICENSE AGREEMENT, NET OF $44,130 OF
   ACCUMULATED AMORTIZATION                                       202,834
RESTRICTED CASH EQUIVALENTS                                        46,130
----------------------------------------------------------------------------
                                                                  694,440
----------------------------------------------------------------------------
LIABILITY AND CAPITAL DEFICIT
CURRENT LIABILITIES:

   Accounts payable and accrued liabilities                       558,152
   Loans payable, net of unamortized discount                     223,674
----------------------------------------------------------------------------
TOTAL LIABILITIES                                                 781,826
----------------------------------------------------------------------------
CAPITAL DEFICIT:

      Common stock, $.001 par value, 10,000,000
         shares authorized, 3,732,843 shares issued                3,733
         and outstanding
      Additional paid-in capital                              10,906,822
      Deficit accumulated during the development stage       (10,997,941)
----------------------------------------------------------------------------
TOTAL CAPITAL DEFICIT                                            (87,386)
----------------------------------------------------------------------------
                                                          $      694,440
----------------------------------------------------------------------------

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                                                                            GENETIC VECTORS, INC.
                                                                                    (A DEVELOPMENT STAGE COMPANY)
                                                                            STATEMENTS OF  OPERATIONS (UNAUDITED)

                                                                 CUMULATIVE
                                                                       FROM
                                                                 JANUARY 1,
                                                                       1992
                                                                (INCEPTION)       FOR THE THREE      FOR THE THREE
                                                                    THROUGH        MONTHS ENDED       MONTHS ENDED
                                                             MARCH 31, 2000      MARCH 31, 2000     MARCH 31, 1999
----------------------------------------------------------------------------------------------------------------------
REVENUE:

   Sales                                                     $      274,105    $       35,825    $          11,189
   Grant income                                                     149,147                --                   --
----------------------------------------------------------------------------------------------------------------------
Total revenue                                                       423,252            35,825               11,189
----------------------------------------------------------------------------------------------------------------------
COST AND EXPENSES:

   Cost of sales                                                     72,742             9,067                   --
   Selling, general and administration                            5,770,517           547,198              276,557
   Research and development                                       3,281,336           177,202              132,089
   Depreciation and amortization                                    351,480            23,889               19,903
----------------------------------------------------------------------------------------------------------------------
Total expenses                                                    9,476,075           757,356              428,549
----------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):

   Amortization of deferred loan costs                           (1,253,055)         (486,493)                  --
   Expense in connection with issuance of common stock
   for loan extension                                              (751,769)         (751,769)                  --
   Interest income (expense), net                                    59,706          (84,320)                2,501
----------------------------------------------------------------------------------------------------------------------
Total other                                                      (1,945,118)       (1,322,582)               2,501
----------------------------------------------------------------------------------------------------------------------
Net loss                                                       $(10,997,941)      $(2,044,113)           $(414,859)
----------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding                                3,433,623            2,799,843
Net (loss) per common share                                                            ($0.60)              ($0.15)

                                   SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                                                                                              GENETIC VECTORS, INC.
                                                                                      (A DEVELOPMENT STAGE COMPANY)
                                                                               STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                CUMULATIVE FROM       FOR THE THREE       FOR THE THREE
                                                                JANUARY 1, 1992        MONTHS ENDED        MONTHS ENDED
                                                            (INCEPTION) THROUGH           MARCH 31,           MARCH 31,
                                                                 MARCH 31, 2000               2000                 1999
--------------------------------------------------------- ------------------------ ------------------- -------------------
OPERATING ACTIVITIES:

     Net loss                                                     $ (10,997,941)        $(2,044,113)          $(414,859)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                  351,480              23,889              19,903
         Amortization of deferred loan costs                          1,253,055             486,493                  --
         Write-off of acquired technology                                71,250                  --                  --
         Common stock issued for loan extension                         751,769             751,769                  --
         Warrants issued for loan extension                             117,150              43,450                  --
         Consulting services provided for common stock                    6,000                  --                  --
         Stock options and warrants granted for services                364,572                  --                  --
         (Increase) decrease in accounts receivable                     (36,569)            (27,444)             (9,909)
         (Increase) in prepaid expenses                                 (58,112)             (7,688)               (346)
         (Increase) decrease in inventory                                (5,377)              1,704             (11,244)
         (Increase) in restricted cash equivalents                      (46,130)                 --                  --
         Increase  (decrease)  in  accounts  payable and
           accrued liabilities                                          684,859              66,526              67,052
--------------------------------------------------------- ------------------------ ------------------- -------------------
TOTAL ADJUSTMENTS                                                     3,453,947           1,338,699              65,456
--------------------------------------------------------- ------------------------ ------------------- -------------------
NET CASH USED IN OPERATING ACTIVITIES                                (7,543,994)           (705,414)           (349,403)
--------------------------------------------------------- ------------------------ ------------------- -------------------
INVESTING ACTIVITIES:

     Purchase of equipment and improvements                            (575,336)             (3,477)               (590)
     Patent costs                                                      (261,964)                 --                  --
--------------------------------------------------------- ------------------------ ------------------- -------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (837,300)             (3,477)               (590)
--------------------------------------------------------- ------------------------ ------------------- -------------------
   FINANCING ACTIVITIES:

     Increase due to parent                                             413,518                  --                  --
     Proceeds from notes payable                                      1,698,500             425,000             302,155
     Payment on notes payable                                           (35,000)                 --                  --
     Net proceeds from issuance of common stock                       5,862,450             140,000                  --
     Capital contribution                                               500,000                  --                  --
     Offering refund                                                     25,500                  --                  --
     Offering costs                                                      (6,243)                 --                  --
--------------------------------------------------------- ------------------------ ------------------- -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             8,458,725             565,000             302,155
--------------------------------------------------------- ------------------------ ------------------- -------------------
   NET INCREASE (DECREASE) IN CASH                                       77,431            (143,891)            (47,838)
   Cash at beginning of period                                               --             221,322             117,812
--------------------------------------------------------- ------------------------ ------------------- -------------------
CASH AT END OF PERIOD                                                   $77,431             $77,431             $69,974
--------------------------------------------------------- ------------------------ ------------------- -------------------




                                                                CUMULATIVE FROM       FOR THE THREE       FOR THE THREE
                                                                JANUARY 1, 1992        MONTHS ENDED        MONTHS ENDED
                                                            (INCEPTION) THROUGH           MARCH 31,           MARCH 31,
                                                                 MARCH 31, 2000               2000                 1999
--------------------------------------------------------- ------------------------ ------------------- -------------------
SUPPLEMENTAL DISCLOSURES:

   Conversion of due to parent in exchange for stock                   $413,518                 $--                  --
   Conversion of accrued wages for stock                             $  132,822                  --                  --
   Warrants issued in connection with loan financing                 $1,624,650          $  425,000                  --
   Issuance of common stock for loan extension                       $1,820,000          $1,820,000                  --
   Warrants issued for loan extension                                  $117,150          $   43,450                  --
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

                                      FOR THE THREE MONTHS                            FOR THE THREE MONTHS
                                      ENDED MARCH 31, 2000                            ENDED MARCH 31, 1999
                        ------------------------------------------------------------------------------------------------
                              LOSS            SHARES         PER SHARE         LOSS            SHARE        PER SHARE
                          (NUMERATOR)     (DENOMINATOR)       AMOUNT        (NUMERATOR)    (DENOMINATOR)     AMOUNT
------------------------------------------------------------------------------------------------------------------------
Loss per common
share - basic             ($2,044,113)        3,433,623         ($0.60)      ($414,859)       2,799,843       ($0.15)
------------------------------------------------------------------------------------------------------------------------
Effect of Dilutive:
   Securities                       --               --              --              --              --            --
   Options                          --               --              --              --              --            --
   Warrants                         --               --              --              --              --            --
------------------------------------------------------------------------------------------------------------------------
Loss per common
share, assuming
dilution                  ($2,044,113)        3,433,623         ($0.60)      ($414,859)       2,799,843       ($0.15)



Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted options and warrants outstanding. Dilutive options and warrants having an anti-dilutive effect are excluded from the calculation.

3. ACQUISITION

      On January 17, 2000 Genetic Vectors, Inc. completed a merger with DNA Sciences, Inc., by exchanging 450,000 shares of its common stock for all the common stock of DNA Sciences, Inc. Each share of DNA Sciences, Inc. was exchanged for .45 of one share of Genetic Vectors, Inc. common stock. The merger has been accounted for as a pooling of interest. The financial statements and management's discussion and analysis of financial condition and results of operations for the three month period ended March 31, 2000 have been retroactively adjusted to include the results of operations of DNA Sciences, Inc. as if the acquisiton took place on January 1, 1999. The results of operation of DNA Sciences, Inc. are combined to the results of Genetic Vectors, Inc. for the three months ended March 31, 1999.

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

FINANCIAL RESOURCES AND CASH REQUIREMENTS

      We are dependent on external capital to finance our operations, as we only generate a nominal amount of cash from operations. As of March 31, 2000, we had cash and cash equivalents of $77,431. Since that date, up to June 30, 2000, we have raised an additional $0.8 million. These funds are projected to last no longer than December 1, 2000. We will need to raise additional capital to continue operations beyond December 1, 2000. This plan of operation assumes that we will be successful in raising additional capital. Our failure to raise additional capital will, among other things, cause deviations from the plan of operation described herein.

      On June 30, 2000, $1.2 million of loans are due and payable. Our company does not have sufficient funds to pay these loans. As a result, our company will be in default of these loans after the date of this filing. On July 7, 2000, lenders holding $0.9 million of these loans extended the due date to September 30, 2000.

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

CHANGES IN THE NUMBER OF EMPLOYEES

      We currently have ten employees. If we are successful in raising significant new capital, then we anticipate hiring ten new employees in 2000 in connection with our research and development and product development, administration, sales and marketing. We believe that these personnel will be adequate to accomplish the tasks set forth in our plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We remain largely a development stage company. We generated revenues of $36,000 during the three months ended March 31, 2000 and had related cost of sales of $9,000. These sales are attributable to sales of the Picogram Assay and sales related to DNA Sciences' product. Our expenditures far exceed our revenues. We reported $11,000 of revenues for the three months ended March 31, 1999.

      Research and development expenses for the three months ended March 31, 2000 increased by $45,000 to $177,000 from the comparable period in the prior year. This increase is largely attributable to the research and development of costs associated with our San Diego facility.

      Selling, general and administrative expenses increased by $271,000 to $547,000 in the three months ended March 31, 2000 over the comparable period in 1999. This increase is primarily attributable to salaries of two executives and costs associated with merger, integration and operations of DNA Sciences, Inc.

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

      We have experienced extreme cash shortages since the end of November 1998 through the date of this filing. As of March 31, 2000, we had $77,431 of cash. Since that date, up to June 30, 2000, we have raised a total of $0.8 million. We are and after the date of this filing will be in default of certain indebtedness. Our company does not have sufficient funds to repay these loans. See "DEFAULTS IN SENIOR SECURITIES."

      Substantially all of these proceeds are expected to be spent prior to December 1, 2000. As of March 31, 2000, we had a capital deficit of $87,000. We have entered into a non-binding letter of intent with an underwriter to sell up to $8.4 million of securities in a firm-commitment registered offering, although no assurances can be given that such an offering will take place or be successful. Our inability to raise significant capital in such a registered offering will jeopardize our ability to continue operations.

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

WE MAY BE UNABLE TO CONTINUE OPERATIONS IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL

      We had $77,431 of cash as of March 31, 2000. Since March 31, 2000, we have borrowed a total of $0.8 million. We project that these proceeds will fund our operations no longer than December 1, 2000. In connection with our financial statements for the year ended December 31, 1999, our independent auditors have noted there is substantial doubt about our ability to continue as a going concern. This "going concern" opinion is due, in part, to our need to obtain from external sources additional financing adequate to complete development activities and to achieve a level of sales adequate to support our cost structure. In the absence of additional capital, we will be required to significantly curtail or cease our business activities, and our stock price would decline.

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

Date:  August 22, 2000                    GENETIC VECTORS, INC.


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

  10.57   Convertible Promissory Note   Incorporated by reference to Exhibit
          in  the  Original Principal   10.57 to the Quarterly Report on Form
          Amount of  $100,000  dated    10-QSB for the three months ended March
          as of April 4, 2000 between 31, 2000 filed with the SEC on June 30, the Company and Donald Heap. 2000

  10.58   Common Stock Purchase         Incorporated by reference to Exhibit
          Warrant No. W-18 dated as of  10.58 to the Quarterly Report on Form
          April 4, 2000 between the     10-QSB for the three months ended March
          Company and Donald Heap.      31, 2000 filed with the SEC on June 30,
                                        2000

  10.59   Convertible Promissory Note   Incorporated by reference to Exhibit
          in  the  Original Principal   10.59 to the Quarterly Report on Form
          Amount  of  $50,000  dated    10-QSB for the three months ended March
          as of June 9, 2000  between   31, 2000 filed with the SEC on June 30,
          the Company and Michael and   2000
          Lois Halbert

  10.60   Common Stock Purchase         Incorporated by reference to Exhibit
          Warrant dated as of June 9,   10.60 to the Quarterly Report on Form
          2000 between the Company and  10-QSB for the three months ended March
          Michael and Lois Halbert      31, 2000 filed with the SEC on June 30,
                                        2000

  10.61   Common Stock Purchase         Incorporated by reference to Exhibit
          Warrant No. W-12 dated as of  10.61 to the Quarterly Report on Form
          October 6, 1999 between the   10-QSB for the three months ended March
          Company and Sterling          31, 2000 filed with the SEC on June 30,
          Technology Partners, Ltd.     2000

  10.62   Common Stock Purchase         Incorporated by reference to Exhibit
          Warrant No. W-13 dated as of  10.62 to the Quarterly Report on Form
          December 22, 1999 between     10-QSB for the three months ended March
          the Company and Sterling      31, 2000 filed with the SEC on June 30,
          Technology Partners, Ltd.     2000

   11. Statement re: computation of Not applicable earnings

   18.    Letter on change in           Not applicable
          accounting principles

   21.    Subsidiaries of the           Incorporated by reference to Exhibit 21
          Registrant                    to the Quarterly Report on Form 10-QSB
                                        for the three months ended March 31,
                                        2000 filed with the SEC on June 30, 2000

   22.    Published report regarding    Not applicable
          matters submitted to Vote

   23.    Consent of Independent        Not applicable
          Accountant

   24.    Power of Attorney             Not applicable

   27.    Financial Data Schedule       Provided herewith