Form 10QSB
period 2000-09-30
GENETIC VECTORS INC
filed 2000-11-14
CIK 1017157

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (MARK ONE)

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities
                                   Exchange Act of 1934

                    For the quarterly period ended September 30, 2000

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

                            5201 N.W. 77TH AVENUE, SUITE 100,
                                   MIAMI, FLORIDA 33166
                         ---------------------------------------
                   (Address of Principal Executive Offices) (Zip Code)

                                      (305) 716-0000
                     (Issuer's Telephone Number, Including Area Code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      There were 3,737,843 shares of Common Stock outstanding as of November 13, 2000.

PART I

                              FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS.


                                  GENETIC VECTORS, INC.
                              (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE

Consolidated Balance Sheet                                               3

Consolidated Statements of Operations                                    4

Consolidated Statements of Cash Flows                                    5

Notes to Consolidated Financial Statements                               7

                                  GENETIC VECTORS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET (UNAUDITED)




September 30,                                                   2000
-----------------------------------------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                               $  434,658
  Accounts receivable                                         36,003
  Inventory                                                   23,996
  Prepaid expenses                                            28,981
-----------------------------------------------------------------------

TOTAL CURRENT ASSETS                                         523,638

Equipment and improvements, net                              447,993
Patents and license agreement, net                           192,247
Restricted cash equivalents                                   46,130
-----------------------------------------------------------------------

                                                          $1,210,008
=======================================================================
LIABILITIES AND CAPITAL DEFICIT
CURRENT LIABILITIES
Accrued liabilities:
  Accounts payable and accrued liabilities                $  579,878
  Accrued interest payable                                   261,880
  Loans payable                                            3,613,500
-----------------------------------------------------------------------

                                                           4,455,258
-----------------------------------------------------------------------

CAPITAL DEFICIT:
  Common stock, $.001 par value, 10,000,000 shares
authorized,
   3,737,843 shares issued and outstanding                     3,738
Additional paid-in capital                                10,987,198
Deficit accumulated during the development stage          (14,236,186)
-----------------------------------------------------------------------

CAPITAL DEFICIT                                           (3,245,250)
-----------------------------------------------------------------------

                                                          $1,210,008
=======================================================================

       See accompanying notes to the consolidated financial statements

                                                       GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                Cumulative
                                                      from
                                                January 1,        For the          For the           For the            For the
                                                      1992          Three            Three              Nine               Nine
                                               (Inception)         Months           Months            Months             Months
                                                   Through          Ended            Ended             Ended              Ended
                                                 Sept. 30,      Sept. 30,        Sept. 30,         Sept. 30,          Sept. 30,
                                                      2000           2000             1999              2000               1999
---------------------------------------------------------------------------------------------------------------------------------

REVENUE:

   Sales                                           334,412       $ 10,877         $ 11,686          $ 96,132           $ 72,620
   Grant income                                    149,147              -                -                 -                  -
---------------------------------------------------------------------------------------------------------------------------------

Total revenue                                      483,559         10,877           11,686            96,132             72,620
---------------------------------------------------------------------------------------------------------------------------------

COST AND EXPENSES:

   Cost of Sales                                    88,976          1,968           11,064            25,293             48,041

   General and administrative                    6,916,048        660,146          324,285         1,692,729            924,678

   Research and development                      3,724,322        258,667          121,299           620,188            398,969

   Depreciation and amortization                   413,196         37,835           23,892            85,613             78,067
---------------------------------------------------------------------------------------------------------------------------------

Total expenses                                  11,142,542        958,616          480,540         2,423,823          1,449,755
---------------------------------------------------------------------------------------------------------------------------------

Amortization of deferred loan cost              (1,624,650)       (81,769)        (119,712)         (858,088)          (312,280)

Interest income (expense), net                    (132,553)       (92,106)           1,688          (276,577)             4,898

Expense in connection with issuance of
   common stock for loan extension              (1,820,000)            -                 -        (1,820,000)                 -
---------------------------------------------------------------------------------------------------------------------------------

Total other                                     (3,577,203)      (173,875)        (118,024)       (2,954,665)          (307,382)
---------------------------------------------------------------------------------------------------------------------------------

NET (LOSS)                                     (14,236,186)   $(1,121,614)       $(586,878)      $(5,282,356)       $(1,684,517)
---------------------------------------------------------------------------------------------------------------------------------

Weighted average number of
   common shares outstanding                             -      3,732,843        3,030,521         3,632,343          3,030,521

Net loss per common share                                -        ($0.30)          ($0.19)           ($1.45)            ($0.56)


                                                         See accompanying notes to the consolidated financial statements.

                                                       GENETIC VECTORS, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          Cumulative from            For the             For the
                                                          January 1, 1992        Nine months         Nine months
                                                              (inception)              ended               ended
                                                        Through Sept. 30,          Sept. 30,           Sept. 30,
                                                                     2000               2000                1999
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                 $ (14,236,186)       $(5,282,356)        $(1,684,517)
   Adjustments to reconcile net loss to net
     cash (used in) operating activities:
       Depreciation and amortization                              413,196             85,613              78,067
       Amortization of deferred loan cost                       1,624,650            858,088             312,280
       Write-off of acquired technology                            71,250                  -                   -
       Common stock issued for loan extension                   1,820,000          1,820,000                   -
       Consulting services provided for common stock                6,000                  -                   -
       Warrants issued for loan extension                         154,646             80,946                   -
       Stock options granted for services                         364,572                                      -
       (Increase) in accounts receivable                          (36,003)           (26,878)             31,240
       (Increase) decrease  in inventory                          (23,996)           (16,915)            (10,894)
       (Increase) decrease in prepaid expenses                    (28,981)            21,443                  87
       (Increase) decrease in other assets                              -                  -                   -
       (Increase) decrease in restricted cash equivalents         (46,130)                 -                   -

       Increase in accounts payable
         and accrued liabilities                                  984,591            366,248             241,108
---------------------------------------------------------------------------------------------------------------------

TOTAL ADJUSTMENTS                                               5,303,795          3,188,545             651,888
---------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                          (8,932,391)        (2,093,811)         (1,032,629)
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of equipment and improvements                        (806,480)          (234,621)             (7,053)
   Insurance proceeds in excess of loss on fixed assets                 -                  -               3,854
   Patent costs                                                  (261,964)                 -                   -
---------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                          (1,068,444)          (234,621)             (3,199)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Increase due to parent                                         413,518                  -                   -
   Proceeds from notes payable                                  3,648,500          2,375,000             388,500
   Payment on notes payable                                       (35,000)                 -             (20,092)
   Net proceeds from issuance of common stock and
     exercise of options                                        5,889,218            166,768             625,000
   Capital contribution                                           500,000                  -                   -
   Offering refund                                                 25,500                  -                   -
   Offering costs                                                  (6,243)                 -                   -
---------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                        10,435,493          2,541,768             993,408
---------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                   434,658            213,336             (42,420)
CASH AT BEGINNING OF PERIOD                                             -            221,322             117,812
---------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                       $     434,658        $   434,658         $    75,392
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES:
   Warrants issued in connection with loan financing        $   1,624,650        $   425,000         $   388,500
   Conversion of due to parent in exchange for stock        $     413,518        $         -         $         -
   Conversion of accrued wages for stock                    $     132,822        $         -         $         -
   Issuance of common stock for loan extension              $   1,820,000        $ 1,820,000         $         -

                                       See  accompanying  notes  to the consolidated financial statements.

                                  GENETIC VECTORS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                  GENETIC VECTORS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

On January 17, 2000, the Company acquired DNA Sciences, Inc. in a transaction that was accounted for as a pooling of interest. The consolidated financial statements and management's discussion and analysis of financial condition and results of operations for the nine month period ended September 30, 2000 includes the results of operations of DNA Sciences, Inc. as if the acquisition took place on January 1, 1999. The results of operation of DNA Sciences, Inc. are combined to the results of Genetic Vectors, Inc. for the three and the nine months ended September 30, 2000.

2.   EARNINGS (LOSS) PER SHARE

Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted options and warrants outstanding. Dilutive options and warrants having an anti-dilutive effect are excluded from the calculation.

3.   NOTES PAYABLE

Between July 24 and August 1, 2000, the Company borrowed $1,200,000 from thirty five private investors from the sale of 48 Units, consisting of a convertible note and warrant. These loans have an annual interest rate of 12%, simple interest, payable at maturity. The loans are due in December 2000. Prior to the payment of the principal balance of the loan, each private investor may convert, at his option at anytime up to 30 days after the closing of an equity financing by our company of $5 million or more, all amounts due into shares of or common stock at a conversion rate of $3.00 per share. In addition, and in the event of a conversion, each private investor will receive for each Unit purchased warrants to purchase 8,333 shares of common stock at an exercise price of $6.00 per share and 8,333 shares of common stock at an exercise price of $7.10 per share. If no conversion occurs, then each private investor will receive for each Unit purchased warrants to purchase 5,000 shares of common stock at an exercise price of $6.60 per share and 5,000 shares of common stock at an exercise price of $8.00 per share. Additionally, in the event of a default, each investor would be entitled to receive for each Unit purchased warrants to purchase 2,500 shares at an exercise price of $5.00 per share for each month that any amounts are outstanding under the note.

4.    SUBSEQUENT EVENT

On November 1, 2000, the Company filed with the Securities and Exchange Commission a Registration Statement under the Securities Act of 1933 to offer to sell to the public 1,400,000 shares of common stock at an offering price at or near the prevailing market price in the closing date of the offering.

ITEM 2:  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS.

      The  following   information  should  be  read  in  conjunction  with  the
consolidated financial statements of our company and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

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

FINANCIAL RESOURCES AND CASH REQUIREMENTS

      We are dependent on external capital to finance our operations, as we only generate a nominal amount of cash from operations. As of September 30, 2000, we had cash and cash equivalents of $435,000. Since that date, we have not raised any additional capital. These funds are projected to last no longer than December 31, 2000, at which time we will need to raise additional capital to continue operations. This plan of operation assumes that we will be successful in raising additional capital. Our failure to raise additional capital will, among other things, cause deviations from the plan of operation described herein and would likely result in our need to curtail or cease operations.

      Since November 1, 1998, we have borrowed $3.7 million to fund our operations. We are in default on some of these loans for failing to pay principal and interest when due, a total $350,000, plus interest. See "Risk Factors - We are in default of some of our outstanding indebtedness and may be unable to repay these loans."

CONTINGENT NON-CASH CHARGES

Our company is obligated to issue additional warrants to purchase a total of 2,008,294 shares of common stock upon the occurrence of certain contingent events. In particular, we are obligated to issue additional warrants to purchase 775,000 shares of our common stock upon the full repayment of certain loans or our successful consummation of a financing in an amount equal to or greater than $1.5 million. In addition, if the holders elect to convert certain indebtedness into shares of common stock within a specified period, then the holders would be entitled to additional warrants to purchase (a) 616,647 shares of commons stock at an exercise price of $6.00 per share and (b) 616,647 shares of common stock at an exercise price of $7.10 per share. If the holders do not elect to so convert, then the holders would receive warrants to purchase 370,000 shares of common stock at an exercise price of $6.60 per share and warrants to purchase 370,000 shares of common stock at an exercise price of $8.00 per share. The issuance of these contingent warrants or any other warrants will result in a significant non-cash charge to our company in the period in which these additional warrants are issued and/or when the Company consummates its public offering.

RESEARCH AND DEVELOPMENT

      We will continue our product research and development efforts and continue to implement what we believe to be a feasible plan for product development. We intend to complete our research and development and the build-out of the production areas in our Florida facility. For the twelve-month period following our receipt of significant additional capital, our activities will focus on the following:

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

RECENT COLLABORATION

      We recently formed a collaboration with a leading wine producer to develop a high throughput screening procedure for spoilage microorganisms in wine. The intent of this collaboration is to develop a screening system that will enable the producer to dramatically increase quality control accuracy and throughput, as well as reduce costs associated with warehousing entire lots of wine awaiting quality control results. If successful, we believe this collaboration will demonstrate the broad applicability of our technology.

SIGNIFICANT PLANT OR EQUIPMENT PURCHASES

      We anticipate the need to purchase and/or lease various equipment valued at approximately $500,000. Equipment will be used primarily to manufacture the EasyID line of products currently being marketed and develop additional products.

CHANGES IN THE NUMBER OF EMPLOYEES

We currently have eleven employees. If we are successful in raising significant new capital, then the Company anticipates hiring one new employee in 2000 and twenty-two new employees in 2001 in connection with our research and development, product development, administration, sales and marketing. We believe that these personnel will be adequate to accomplish the tasks set forth in our plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SEPTEMBER 30, 1999

      Our company remains largely a development stage company. We generated revenues of $96,132 during the nine months ended September 30, 2000 compared to $72,620 during the nine months ended September 30, 1999. During these same periods, our cost of sales was $25,293 and $48,041, respectively.

      Research and development expenses increased from $398,969 in the nine months ended September 30, 2000 to $620,188 in the same period in the current year. This $221,219 increase is largely attributable to the research and development costs associated with our San Diego facility, which was closed on June 30, 2000 and whose operations were transferred to Miami, Florida.

      General and administrative expenses increased from $924,678 in the nine months ended September 30, 1999 to $1,692,729 in the nine-month period ended September 30, 2000. This $768,051 increase is primarily attributable to increases in (i) salaries and benefits of $165,000, (ii) professional fees of $373,000, (iii) consulting fees related to financings of $127,000 and (iv) travel and lodging expenses of $50,000, most of which were related to the San Diego facility.

      Amortization of deferred loan costs increased to $858,088 in the nine-month period ended September 30, 2000 from $312,280 in the same period in the prior year. The increase was directly related to our increased borrowing, and granting of related warrants, during the nine months ended September 30, 2000. These warrants were valued based on the Black-Scholes Option Pricing Model and resulted in $858,088 of amortization during the nine months ended September 30, 2000.

      Interest expense for the nine months ended September 30, 2000 increased by $281,475, representing accrued interest on various loans received by us in the latter part of 1999 and during 2000. As of September 30, 2000, we had approximately $3.6 million, plus accrued interest, in outstanding notes payable. During the comparable period in the prior year, our outstanding notes payable were negligible.

      Expense in connection with issuance of common stock for loan extension increased by $1,820,000 in the nine months ended September 30, 2000 over the comparable period in 1999. During this period, certain lenders agreed to extend the maturity date of notes payable to December 31, 2000 in exchange for the issuance of 280,000 shares of our common stock. On the date of issuance, our common stock traded at approximately $6.50. Our company recorded an expense of $1,820,000 upon issuance of such common stock.

LIQUIDITY AND CAPITAL RESOURCES

      The net cash used by us in operating activities was $2.1 million in the nine-month period ended September 30, 2000 compared to $1.0 million in the comparable period in the prior year. This increase was largely attributable to increases in general and administrative and research and development expenses.

      Our net cash provided by financing activities was $2.5 million during the nine months ended September 30, 2000, consisting mainly of proceeds from notes payable and the sale of unregistered securities.

      We have experienced extreme cash shortages since the end of November 1998 through the date of this filing. As of September 30, 2000, we had $435,000 of cash. Substantially all of these proceeds are expected to be spent prior to December 31, 2000. We are, and after the date of this filing will be, in default of certain indebtedness with an original principal amount of $350,000. Additional indebtedness with an original principal amount $3.4 million will become due and payable in November and December 2000. Our company does not have sufficient funds to repay these loans.

      As of September 30, 2000, we had a capital deficit of $3,245,250. We have entered into a non-binding letter of intent with an underwriter to sell 1,400,000 shares of our common stock in a firm-commitment public offering, although no assurances can be given that such an offering will take place or be successful. Our inability to raise significant capital in such pubic offering will jeopardize our ability to continue operations.

GOING CONCERN OPINION

      Our independent public accountants have added an explanatory paragraph to their audit opinion issued in connection with the 1999 and 1998 financial statements which states that our company's dependence on outside financing and our losses since inception raise substantial doubt about our ability to continue as a going concern.

IMPACT OF INFLATION

      Although inflation has slowed in recent years, it is still a factor in the United States economy and we continue to seek ways to mitigate its impact. To the extent permitted by competition, we intend to pass increased costs on to our customers by increasing sales prices over time. In addition, we place all of our major supplier purchases out to bid.

NEW FASB PRONOUNCEMENTS

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

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF AFB OPINION NO. 25. The Company adopted the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock opinions that have been modified be accounted for as variable. Management anticipates the implementation of FASB Interpretation No. 44 will not have a material effect on the Company's financial position or results of operations.


CERTAIN BUSINESS RISK FACTORS

      You should carefully consider the risks described below before trading the common stock. Our most significant risks and uncertainties are described below; however they are not the only ones we face. If any of the following risks actually occur, our business, financial condition or result of operations would materially adversely affected, the trading price of our common stock would decline and you may lose all or part of your investment.

WE ARE IN DEFAULT OF SOME OF OUR OUTSTANDING INDEBTEDNESS AND MAY BE UNABLE TO REPAY THESE LOANS

      Between November 1, 1998 and August 1, 2000, we borrowed a total of $3.7 million from various private investors, consisting of:

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

      o Secured loans of $1,238,500 for which the payment dates of principal and interest were extended by the lenders to December 31, 2000.

      o Loans of $175,000 convertible into shares of common stock at a price of $5.00 per share. The lenders have extended the payment dates of these loans to December 31, 2000.

      o Loan of $100,000 convertible into shares of common stock at a price of $5.00 per share for which the payment dates have been extended by the lenders to December 31, 2000.

      o Loans of $600,000 convertible into shares of common stock at a price of $3.00 per share, which are due in November 2000.

      o Loans of $1,250,000 convertible into shares of common stock at a price of $3.00 per share, which are due in December 2000.

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

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT OR IMPOSSIBLE TO EVALUATE OUR PERFORMANCE AND MAKE PREDICTIONS ABOUT OUR FUTURE

      We were organized in 1991 and are in the development stage. To date, we have generated very limited revenues from the sale of our products. Our limited operating history makes an evaluation of our future prospects very difficult. As a development stage company, we will encounter the types of risks, uncertainties and difficulties frequently encountered by early-stage companies. Many of these risks and uncertainties are described in more detail elsewhere in this "Risk Factors" section. If we do not successfully address these risks, then our future business prospects will be significantly limited and, as a result, the trading price of our common stock would likely decline.

WE HAVE EXPERIENCED  SIGNIFICANT LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

During the years ended December 31, 1999 and 1998, we incurred net losses of $2.8 million and $2.6 million, respectively. For the nine months ended September 30, 2000, we incurred net losses of $5.3 million. Our cumulative net loss since our inception on January 1, 1992 has been $14.2 million. We expect to incur substantial losses for the foreseeable future in connection with our research and development efforts, as well as the expenses associated with attempting to commercialize our products, including manufacturing, marketing and distributing expenses.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL, WE MAY BE UNABLE TO CONTINUE OPERATIONS

      We had $435,000 of cash-on-hand as of September 30, 2000. We project that our available cash will last no longer than December 31, 2000. In connection with their report, on our financial statements for the years ended December 31, 1999 and 1998, our independent auditors have noted there is substantial doubt about our ability to continue as a going concern. This "going concern" opinion is due, in part, to our need to obtain from external sources additional financing adequate to complete development activities and to achieve a level of sales adequate to support our cost structure. In the absence of additional capital, we will be required to significantly curtail or cease our business activities, and our stock price would decline.

THE INTERESTS OF OUR MANAGEMENT MAY CONFLICT WITH THE INTERESTS OF OUR COMPANY AND THE INTERESTS OF OUR OTHER SHAREHOLDERS

      Our directors and executive officers beneficially own approximately 43% of our company's outstanding common stock, including 870,215 shares of common stock pursuant to a voting agreement with Nyer Medical Group. See "Principal Shareholders." These shareholders, acting together, have the ability to elect at least a majority of our directors. They will also be able to determine the outcome of most corporate actions requiring shareholder approval, including our merger with or into another entity, a sale of substantially all of our assets and amendments to our articles of incorporation. The decisions of these shareholders may conflict with our company's interests or those of our other shareholders.

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

OUR PRODUCTS MAY NOT GAIN MARKET ACCEPTANCE, WHICH WOULD JEOPARDIZE OUR ABILITY TO GENERATE REVENUE AND CONTINUE OPERATIONS

      We are highly dependent on a limited number of products and our long-term success may depend on the market acceptance of these products. We currently have two products lines, the EPIDNA and EASYID product lines. Market acceptance of our product lines will depend, in part, on our ability to demonstrate the superiority of them with respect to existing techniques, including the products' accuracy, ease of use, reliability and cost-effectiveness and on the effectiveness of our marketing efforts. These efforts have been adversely affected by our working capital shortage. No assurance can be given that we will gain market acceptance for our product lines. Failure to gain market acceptance for these product lines will jeopardize our ability to obtain capital, generate revenue to continue operations, likely resulting in a lower stock price.

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

      In the future we may, in order to facilitate the sale of our products, enter into collaborative selling arrangements with one or more other persons. It is uncertain whether we will be able to negotiate acceptable collaborative arrangements in the future or that such collaborative arrangements will be successful. If we are unable to identify collaborative partners to sell certain of our services and/or products, we may be forced to develop an internal sales force to market and sell our services and/or products in markets where we are not intending on developing a direct selling presence. Such a process would take more time and potentially cost more. As a result, our revenues and earnings would be reduced. If we do enter into collaborative selling arrangements, our success will depend upon the efforts of others and may be beyond our control. Failure of any collaborative selling arrangement could result in reduced revenues and possible losses.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET OUR PRODUCTS IN THE UNITED STATES OR INTERNATIONALLY

      We have limited experience in marketing our products. We intend to market our products in the United States, Europe and Asia through collaborative selling arrangements and/or through a network of independent distributors supported by a direct sales force. We do not currently have a sales force in place and no distribution agreements have been entered into. Our ability to market our products in Europe and Asia and other areas will depend on our ability to fund such efforts, as well as our ability to develop strategic alliances with marketing partners. Our inability to successfully market our products would jeopardize our ability to generate revenue sufficient to support our operations.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      We are not aware of any legal proceedings involving our company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (a), (b), (c) and (d)  None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      Since November 2, 1998, we received a total of $3.7 million in loans. Of that total, $0.6 million is due in November 2000 and $2.8 million is due in December 2000. As of the date of this filing, our company is in default for failing to pay principal and interest when due on loans in the original principal amount of $350,000, plus accrued interest. Our company's assets secure a significant amount of the total loans. Our company's ability to pay interest or to repay such loans is completely dependent on our ability to raise additional capital from external sources. Our failure to raise such capital and to pay all accrued but unpaid interest and subsequently to repay the loans upon maturity may result in the foreclosure on our company's assets. This would have a material adverse effect on our company's business, financial condition and results of operations and would jeopardize our company's ability to continue as a going concern.

      As of November 13, 2000, we owed $55,963 of interest on loans in the original principal amount of $350,000 which are in default, with interest accruing at a rate of $115.00 per day.

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
   1.1    Form of Underwriting          Incorporated by reference to
          Agreement between Mercer      Exhibit No. 1.1 to the
          Partners, Inc. and the        Registration Statement on Form
          Company                       SB-2 filed with the Securities
                                        and Exchange Commission on
                                        October 20, 2000

   1.2    Form of Consulting Agreement  Incorporated by reference to
          between Mercer Partners,      Exhibit No. 1.2 to the
          Inc. and the Company          Registration Statement on Form
                                        SB-2 filed with the Securities
                                        and Exchange Commission on
                                        October 24, 2000

   1.3    Form of Selected Dealers      Incorporated by reference to
          Agreement between Mercer      Exhibit No. 1.3 to the
          Partners, Inc. and the        Registration Statement on Form
          Company                       SB-2 filed with the Securities
                                        and Exchange Commission on
                                        October 20, 2000

   1.4    Form of Agreement among       Incorporated by reference to
          Underwriters                  Exhibit No. 1.4 to the
                                        Registration   Statement  on  Form  SB-2
                                        filed with the  Securities  and Exchange
                                        Commission on October 20, 2000

   1.5    Form of Underwriter's         Incorporated by reference to
          Warrant from the Company to   Exhibit No. 1.5 to the
          Mercer Partners, Inc.         Registration Statement on Form
                                        SB-2 filed with the Securities
                                        and Exchange Commission on
                                        October 20, 2000

   2.1    Stock Purchase Agreement      Incorporated by reference to
          dated as of January 15,       Exhibit 2.1 to Registrant's
          2000, among the Company and   Current Report on Form 8-K
          shareholders of DNA           filed with the SEC on February
          Sciences, Inc.                14, 2000

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

   5.1    Opinion re: Legality          Incorporated by reference to
                                        Exhibit No. 5.1 to the
                                        Registration Statement on Form
                                        SB-2 filed with the Securities
                                        and Exchange Commission on
                                        August 24, 2000

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
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

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
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

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
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

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
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

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
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

  10.57   Convertible Promissory Note   Incorporated  by  reference  to
          in the Original Principal     Exhibit 10.57 to the Quarterly
          Amount of $100,000 dated as   Report on Form  10-QSB for the
          of April 4, 2000 between the  three months ended March 31,
          Company and Donald Heap.      2000

  10.58   Common Stock Purchase         Incorporated by reference to
          Warrant No. W-18 dated as of  Exhibit 10.58 to the Quarterly
          April 4, 2000 between the     Report on Form 10-QSB for the
          Company and Donald Heap.      three months ended March 31,
                                        2000

  10.59   Convertible Promissory Note   Incorporated  by  reference  to
          in  the Original Principal    Exhibit 10.59 to the Quarterly
          Amount of $50,000 dated as    Report on Form  10-QSB  for the
          of June 9, 2000 between the   three months ended March 31, 2000
          Company and Michael and
          Lois Halbert

  10.60   Common Stock Purchase         Incorporated by reference to
          Warrant dated as of June 9,   Exhibit  10.60 to the  Quarterly
          2000 between the Company and  Report on Form 10-QSB for the
          Michael and Lois  Halbert     three  months ended March 31, 2000

EXHIBIT
   NO.    DESCRIPTION                   LOCATION
   ---    -----------                   --------
  10.61   Common Stock Purchase         Incorporated by reference to
          Warrant No. W-12 dated as of  Exhibit 10.61 to the Quarterly
          October 6, 1999 between the   Report on Form 10-QSB for the
          Company and Sterling          three months ended March 31,
          Technology Partners, Ltd.     2000

  10.62   Common Stock Purchase         Incorporated by reference to
          Warrant No. W-13 dated as of  Exhibit 10.62 to the Quarterly
          December 22, 1999 between     Report on Form 10-QSB for the
          the Company and Sterling      three months ended March 31,
          Technology Partners, Ltd.     2000

   11. Statement re: computation of Not applicable earnings

   18.    Letter on change in           Not applicable
          accounting principles

   21.    Subsidiaries of the           Provided herewith
          Registrant

   22.    Published report regarding    Not applicable
          matters submitted to Vote

  23.1    Consent of Independent        Not applicable
          Accountant

  23.2    Consent of Counsel            Incorporated by reference to
                                        Exhibit No. 23.2 to the
                                        Registration Statement on Form
                                        SB-2 filed with the Securities
                                        and Exchange Commission on
                                        August 24, 2000

   24.    Power of Attorney             Not applicable

   27.    Financial Data Schedule       Provided herewith

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2000            GENETIC VECTORS, INC.


                                    By: /s/ Mead M. McCabe, Jr.
                                        -----------------------
                                            Mead M. McCabe, Jr.
                                            Chief Executive Officer